Form 10-Q
period 2011-08-31
YANEX GROUP, INC.
filed 2011-12-05
CIK 1521420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-175146

YANEX GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 Primary Standard Industrial Classification Code Number	99-0363803 IRS Employer Identification Number

FILDERBAHNPLATZ, 33-1404

STUTTGART, GERMANY 70567

Tel. 011-49-176-39059436

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,970,000 as of December 5, 2011.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

	AUGUST 31, 2011	MAY 31, 2011
ASSETS
Current Assets
Cash and equivalents	$ 4,679	$ 490
Prepaid expenses	200	2,000
Total Current Assets	4,879	2,490

TOTAL ASSETS	$ 4,879	$ 2,490

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 0	$ 0
Notes payable – related party	4,499	4,499
Total Liabilities	4,499	4,499

Stockholder’s Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,590,000 shares issued and outstanding (2,500,000 as of May 31, 2011)	2,590	2,500
Additional paid-in capital	4,410	0
Deficit accumulated during the development stage	(6,620)	(4,509)
Total Stockholder’s Equity (Deficit)	380	(2,009)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 4,879	$ 2,490

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED AUGUST 31, 2011	FROM NOVEMBER 18, 2010 (INCEPTION) TO AUGUST 31, 2011
REVENUES	$ 0	$ 0

EXPENSES
Professional fees	1,800	5,800
General and administrative	311	820
TOTAL EXPENSES	2,111	6,620

LOSS FROM OPERATIONS	(2,111)	(6,620)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$ (2,111)	$ (6,620)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,511,358

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED AUGUST 31, 2011	FROM NOVEMBER 18, 2010 (INCEPTION) TO AUGUST 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,111)	$ (6,620)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	1,800	(200)
NET CASH USED BY OPERATING ACTIVITIES	(311)	(6,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	-	4,499
Proceeds from issuance of common stock	4,500	7,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,500	11,499

NET INCREASE IN CASH	4,189	4,679

Cash, beginning of period	490	-
Cash, end of period	$ 4,679	$ 4,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Yanex Group, Inc. (“Yanex” or “the Company”) was incorporated in Nevada on November 18, 2010. Yanex will provide services in concept architecture, interior design projects and related areas in Germany initially, and eventually expand into Europe and other countries. The Company plans to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings. Yanex will also work with interior design view, visualization and renderings.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and are presented in US dollars.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

Yanex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2011 and May 31, 2011, respectively, the Company had $4,679 and $490 in cash.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and notes payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011

                       NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Yanex does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at August 31, 2011 and May 31, 2011, respectively, consisted of $200 and $2,000 for prepaid legal services.  The amount will be expensed as used by the law firm.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The shareholder has loaned funds to the Company to help pay operating expenses. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $4,499 as of August 31, 2011 and May 31, 2011.

.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

On May 10, 2011, the Company issued 2,500,000 shares of common stock at $0.001 per share for total cash proceeds of $2,500.

In August 2011, the Company issued 90,000 shares of common stock at $0.05 per share for total cash proceeds of $4,500.

As of August 31, 2011 there were 2,590,000 shares of common stock issued and outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

As of August 31, 2011, the Company had net operating loss carry forwards of approximately $6,620 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,620 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2011 to November 28, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

Yanex Group, Inc was founded in the State of Nevada on November 18, 2010. We plan to work in the field of concept architectural, interior design projects and related areas in Germany initially and further spread the business in Europe and other countries.

We anticipate that our potential clients or client agencies will execute contracts with us regarding our services in architectural field. We are going to work with wide range of clients from usual family which wants to upgrade or renovate their home to city municipalities with appropriate project scale demand.

We will create the new design view of the project and also offer an alternative choice of design view for our customers. Then, after finishing concept of project we will develop the architectural sketches and further the blue-print documentation which are going to include fully developed layouts, crossings and detailed information about every space of designed area. For every project we will create 3d-models of the design object in all steps from the concept to project-off. Modeling, rendering and final visual presentation will be included in our service. In addition, we will provide consulting to our clients during full period of construction, materials and furniture choice and supply. We will also manage the working relationship and communication between our clients and builders.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED AUGUST 31, 2011 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 18, 2011) TO AUGUST 31, 2011

Our net loss for the three month period ended August 31, 2011 was $2,111 compared to a net loss of $6,620 during the period from inception (November 18, 2011) to August 31, 2011. During the three month period ended August 31, 2011, we did not generate any revenue.

During the three month period ended August 31, 2011, we incurred  professional fees of $1,800 and general and administrative expenses of $311 compared to $5,800 in professional fees and $820 in general and administrative expenses incurred during the period from inception (November 18, 2011) to August 31, 2011. General and administrative and professional fees expenses incurred during the three month period ended August  31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,511,358 for the three month period ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED AUGUST 31, 2011

As at August 31, 2011, our current assets were $4,879 compared to $2,490 in current assets at May 31, 2011. Current assets were comprised of $4,679 in cash and $200 in prepaid expenses. As at August 31, 2011, our current liabilities were $4,499. Current liabilities were comprised of $4,499 in loan from Director.

Stockholders’ equity was $380 as of August 31, 2011 compare to stockholders’ deficit of $2,009 as of May 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2011, net cash flows used in operating activities was $311 consisting of a net loss of $2,111 and decrease in prepaid expenses of $1,800. Net cash flows used in operating activities was $6,820 for the period from inception (November 18, 2011) to August 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended August 31, 2011, net cash provided by financing activities was $4,500, received from proceeds from issuance of common stock.  For the period from inception (November 18, 2011) to August 31, 2011, net cash provided by financing activities was $11,499 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of August 31, 2011, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANEX GROUP, INC.
Dated: December 5, 2011	By: /s/ Alexander Yanov
Alexander Yanov, President and Chief Executive Officer and Chief Financial Officer