Form 10-Q
period 2011-11-30
YANEX GROUP, INC.
filed 2011-12-20
CIK 1521420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,970,000 as of December 19, 2011.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

	NOVEMBER 30, 2011	MAY 31, 2011
ASSETS
Current Assets
Cash and equivalents	$ 12,944	$ 490
Prepaid expenses	7,433	2,000
Total Current Assets	20,377	2,490

TOTAL ASSETS	$ 20,377	$ 2,490

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 0	$ 0
Notes payable – related party	4,499	4,499
Total Liabilities	4,499	4,499

Stockholder’s Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,970,000 shares issued and outstanding (2,500,000 as of May 31, 2011)	2,970	2,500
Additional paid-in capital	23,030	0
Deficit accumulated during the development stage	(10,122)	(4,509)
Total Stockholder’s Equity (Deficit)	15,878	(2,009)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 20,377	$ 2,490

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED NOVEMBER 30, 2011	SIX MONTHS ENDED NOVEMBER 30, 2011	FROM NOVEMBER 18, 2010 (INCEPTION) TO NOVEMBER 30, 2011
REVENUES	$ 0	$ 0	$ 0

EXPENSES
Professional fees	1,500	3,300	7,300
General and administrative	2,002	2,313	2,822
TOTAL EXPENSES	3,502	5,613	10,122

LOSS FROM OPERATIONS	(3,502)	(5,613)	(10,122)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (3,502)	$ (5,613)	$ (10,122)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,843,626	2,676,585

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED NOVEMBER 30, 2011	FROM NOVEMBER 18, 2010 (INCEPTION) TO NOVEMBER 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (5,613)	$ (10,122)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(5,433)	(7,433)
NET CASH USED BY OPERATING ACTIVITIES	(11,046)	(17,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	-	4,499
Proceeds from issuance of common stock	23,500	26,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,500	30,499

NET INCREASE IN CASH	12,454	12,944

Cash, beginning of period	490	-
Cash, end of period	$ 12,944	$ 12,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Cash and Cash Equivalents

Yanex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2011 and May 31, 2011, respectively, the Company had $12,944 and $490 in cash.

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

NOVEMBER 30, 2011

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at November 30, 2011 were $7,433 consisted of $200 for prepaid legal services and $7,233 for transfer agent 12 months premium service plan. At May 31, 2011, prepaid expenses consisted of $2,000 for prepaid legal services.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The shareholder has loaned funds to the Company to help pay operating expenses. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $4,499 as of November 30, 2011 and May 31, 2011.

.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

On May 10, 2011, the Company issued 2,500,000 shares of common stock at $0.001 per share for total cash proceeds of $2,500.

In August 2011, the Company issued 90,000 shares of common stock at $0.05 per share for total cash proceeds of $4,500.

In September and October, 2011 the Company issued 380,000 shares of common stock at $0.05 per share for total cash proceeds of $19,000.

As of November 30, 2011 there were 2,970,000 shares of common stock issued and outstanding.

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

NOTE 6 – INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of approximately $10,122 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $10,122 as of November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2011 to December 5, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2011 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 18, 2011) TO NOVEMBER 30, 2011

Our net loss for the three month period ended November 30, 2011 was $3,502 compared to a net loss of $10,122 during the period from inception (November 18, 2011) to November 30, 2011. During the three month period ended November 30, 2011, we did not generate any revenue.

During the three month period ended November 30, 2011, we incurred  professional fees of $1,500 and general and administrative expenses of $2,002 compared to $7,300 in professional fees and $2,822 in general and administrative expenses incurred during the period from inception (November 18, 2011) to November 30, 2011.

The weighted average number of shares outstanding was 2,843,626 for the three month period ended November 30, 2011.

SIX MONTH PERIOD ENDED NOVEMBER 30, 2011 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 18, 2011) TO NOVEMBER 30, 2011

Our net loss for the six month period ended November 30, 2011 was $5,613 compared to a net loss of $10,122 during the period from inception (November 18, 2011) to November 30, 2011. During the six month period ended November 30, 2011, we did not generate any revenue.

During the six month period ended November 30, 2011, we incurred  professional fees of $3,300 and general and administrative expenses of $2,313 compared to $7,300 in professional fees and $2,822 in general and administrative expenses incurred during the period from inception (November 18, 2011) to November 30, 2011. General and administrative and professional fees expenses incurred during the six month period ended November 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,676,585 for the six month period ended November 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED NOVEMBER 30, 2011

As at November 30, 2011, our current assets were $20,377 compared to $2,490 in current assets at May 31, 2011. Current assets were comprised of $12,944  in cash and $7,433 in prepaid expenses. As at November 30, 2011, our current liabilities were $4,499. Current liabilities were comprised of $4,499 in loan from Director.

Stockholders’ equity was $15,878 as of November 30, 2011 compare to stockholders’ deficit of $2,009 as of May 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2011, net cash flows used in operating activities was $11,046 consisting of a net loss of $5,613  and increase in prepaid expenses of $5,433. Net cash flows used in operating activities was $17,555 for the period from inception (November 18, 2011) to November 30, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended November 30, 2011, net cash provided by financing activities was $23,500, received from proceeds from issuance of common stock.  For the period from inception (November 18, 2011) to November 30, 2011, net cash provided by financing activities was $30,499 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of November 30, 2011, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YANEX GROUP, INC.
Dated: December 19, 2011	By: /s/ Alexander Yanov
Alexander Yanov, President and Chief Executive Officer and Chief Financial Officer