Form 10-Q
period 2012-02-29
YANEX GROUP, INC.
filed 2012-04-11
CIK 1521420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,970,000 as of April 10, 2012.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

	FEBRUARY 29, 2012	MAY 31, 2011
ASSETS
Current Assets
Cash and equivalents	$ 1,383	$ 490
Prepaid expenses	5,433	2,000
Total Current Assets	6,816	2,490

TOTAL ASSETS	$ 6,816	$ 2,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 0	$ 0
Notes payable – related party	4,499	4,499
Total Liabilities	4,499	4,499

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,970,000 shares issued and outstanding (2,500,000 as of May 31, 2011)	2,970	2,500
Additional paid-in capital	23,030	0
Deficit accumulated during the development stage	(23,683)	(4,509)
Total Stockholders’ Equity (Deficit)	2,317	(2,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 6,816	$ 2,490

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED FEBRUARY 29, 2012	THREE MONTHS ENDED FEBRUARY 28, 2011	NINE MONTHS ENDED FEBRUARY 29, 2012	FROM NOVEMBER 18, 2010 (INCEPTION) TO FEBRUARY 29, 2012
REVENUES	$ 0	$ 0	$ 0	$ 0

EXPENSES
Professional fees	-	-	3,300	7,300
General and administrative	13,561	499	15,874	16,383
TOTAL EXPENSES	13,561	499	19,174	23,683

LOSS FROM OPERATIONS	(13,561)	(499)	(19,174)	(23,683)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (13,561)	$ (499)	$ (19,174)	$ (23,683)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,970,000	-	2,774,033

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED FEBRUARY 29, 2012	FROM NOVEMBER 18, 2010 (INCEPTION) TO FEBRUARY 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (19,174)	$ (23,683)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(3,433)	(5,433)
NET CASH USED BY OPERATING ACTIVITIES	(22,607)	(29,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	-	4,499
Proceeds from issuance of common stock	23,500	26,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,500	30,499

NET INCREASE IN CASH	893	1,383

Cash, beginning of period	490	-
Cash, end of period	$ 1,383	$ 1,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Cash and Cash Equivalents

Yanex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 29, 2012 and May 31, 2011, respectively, the Company had $1,383 and $490 in cash.

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

FEBRUARY 29, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2012.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at February 29, 2012 were $5,433 consisted of $200 for prepaid legal services and $5,233 for transfer agent 12 months premium service plan. At May 31, 2011, prepaid expenses consisted of $2,000 for prepaid legal services.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The shareholder has loaned funds to the Company to help pay operating expenses. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $4,499 as of February 29, 2012 and May 31, 2011.

.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

As of February 29, 2012 there were 2,970,000 shares of common stock issued and outstanding.

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

NOTE 6 – INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of approximately $23,683 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $23,683 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 29, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE MONTH PERIOD ENDED FEBRUARY 29, 2012 COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 28, 2011

Our net loss for the three month period ended February 29, 2012 was $13,561 compared to a net loss of $499 during the three month period ended February 28, 2011. During the three month period ended February 29, 2012, we did not generate any revenue.

During the three month period ended February 29, 2012, we incurred  administrative expenses of $13,561 compared to $499 in general and administrative expenses incurred during the three month period ended February 28, 2011.

The weighted average number of shares outstanding was 2,970,000 for the three month period ended February 29, 2012.

NINE MONTH PERIOD ENDED FEBRUARY 29, 2012 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 18, 2011) TO FEBRUARY 29, 2012

Our net loss for the nine month period ended February 29, 2012 was $19,174 compared to a net loss of $23,683 during the period from inception (November 18, 2011) to February 29, 2012. During the nine month period ended February 29, 2012, we did not generate any revenue.

During the nine month period ended February 29, 2012, we incurred  professional fees of $3,300 and general and administrative expenses of $15,874 compared to $7,300 in professional fees and $16,383 in general and administrative expenses incurred during the period from inception (November 18, 2011) to February 29, 2012. General and administrative and professional fees expenses incurred during the nine month period ended February 29, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,774,033 for the nine month period ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 29, 2012

As at February 29, 2012, our current assets were $6,816 compared to $2,490 in current assets at May 31, 2011. Current assets were comprised of $1,383  in cash and $5,433 in prepaid expenses. As at February 29, 2012, our current liabilities were $4,499. Current liabilities were comprised of $4,499 in loan from Director.

Stockholders’ equity was $2,317 as of February 29, 2012 compare to stockholders’ deficit of $2,009 as of May 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended February 29, 2012, net cash flows used in operating activities was $22,607 consisting of a net loss of $19,174  and increase in prepaid expenses of $3,433. Net cash flows used in operating activities was $29,116 for the period from inception (November 18, 2011) to February 29, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended February 29, 2012, net cash provided by financing activities was $23,500, received from proceeds from issuance of common stock.  For the period from inception (November 18, 2011) to February 29, 2012, net cash provided by financing activities was $30,499 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of February 29, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YANEX GROUP, INC.
Dated: April 10, 2012	By: /s/ Alexander Yanov
Alexander Yanov, President and Chief Executive Officer and Chief Financial Officer