Form 10-K
period 2012-05-31
YANEX GROUP, INC.
filed 2012-09-13
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-175146

YANEX GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	99-0363803
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Hooft Graaflandstraat 21

VM Utrecht, Netherland 3525

(Address of principal executive offices)

0031633046823

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

Aggregate market value (based on our last sale price to investors of $0.05 per share) of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of November 30, 2011: $23,500.00

As of September 10, 2012 the registrant’s outstanding stock consisted of 2,970,000 common shares.

YANEX GROUP, INC.

TABLE OF CONTENTS

PART I

Item 1 Description of Business

Item 1A Risk Factors

Item 1B Unresolved Staff Comments

Item 2 Properties

Item 3 Legal Proceedings

Item 4 Mine Safety (Disclosure)

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 8 Financial Statements and Supplementary Data

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A Controls and Procedures

Item 9B Other Information

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Item 11 Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 Certain Relationships and Related Transactions and Director Independence

Item 14 Principal Accountant Fees and Services

PART IV

Item 15 Exhibits, Financial Statement Schedules

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Yanex" mean Yanex Group, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were founded in the State of Nevada on November 18, 2010.  We just recently started our operations.  We plan to work in the field of concept architectural, interior design projects and related areas in Germany initially and further spread the business in Europe and other countries.  We are a development stage company.  Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  Our common stock trades on the OTC Bulletin Board under the symbol “YNXG.OB”.

We do not have any subsidiaries.  Our principal office is located at Hooft Graaflandstraat 21, VM Utrecht, Netherland 3525.  Our telephone number is 0031633046823.  Our fiscal year end is May 31.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have not generated any revenues from November 18, 2010 (date of inception) to May 31, 2012.

We are not involved in any bankruptcy, receivership or similar proceedings.

Our service

We plan to commence operations in architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas.  Also, we intend to work with interior design view, visualization and renderings.  We anticipate that our potential clients or client agencies will execute contracts with us regarding our services in architectural field.  We are going to work with wide range of clients from usual family which wants to upgrade or renovate their home to city municipalities with appropriate project scale demand.

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

We will offer the following benefits for our potential clients:

- High quality and fresh design view
- Complex design project from concept to author’s supervision
- Included finish –material and furniture choosing
- Good ability to work under stiff time-frame condition

Applications

We intend to provide several basic types of work.

Architectural projects.

In Germany as well as in other developed countries more and more people tend to live in single family houses in suburbs.  They don’t want to live in overloaded cities anymore where they cannot get an access to sustainable transport mobility and appropriate organized public space and green areas.  World tends of modern cities are decreasing population density in core city areas and redeveloping of suburb areas with their own commercial and small business centers (“urban sprawl”).  Particularly the trend of urban sprawl in modern cities was spotted in the “World Congress Cities for mobility” in Stuttgart ( http://www.cities-for-mobility.net/index.php?option=com_content&view=frontpage&Itemid=163) and other institutes from all over the world.  Therefore we want to concentrate on concept architectural projects of new private and renovate building projects with further sketches and blue-prints documentation development.  Also we plan to be involved in projects of public buildings and arenas.

Interior design projects.

Nowadays, just designing the new houses for the particular areas is not enough.  That is why, as well as private houses creating we will offer complex projects of interior design of most important living spaces inside the building.  By our philosophy, it is very important to suggest our clients the professional vision of living areas where they will spend their daily live.  That project usually includes blue-prints, detailed sketches, 3D-visualization, rendering, finish material and furniture choose and construction process supervising.

Landscape design projects.

As well as working with private clients we will also work with more general but in the same time more complicated projects.  Those are concept landscape projects of public municipal areas, organized green spaces in the cities and municipal areas.

Competitions

It is important to say that we intend to participate in local and international architectural and interior design competition in order to take part in significant projects and spread the business to other part of Germany and other countries.

3D modeling and video presentations

We understand that it is not enough to provide just hand-drawings and written explanations of the architectural and design ideas of our vision.  Therefore in all steps of our projects we will provide fully detailed 3D-renderings of the building and designed areas.  Also for some of them we intend to make high quality video-presentations of most important areas and zones.  Obviously, those tools will help to find better-understandings between us and client in both sides and find better design solution.

Revenue Sources

Price of design project will depend on project scale, estimating approximately at 10% of building cost.  The price of designing work will be calculated individually.

Market analysis

Our initial potential market consist Baden-Wurttemberg federal state in the south of Germany.  There are 22 cities with more than 50,000 citizens in every one and more than 10,000,000 in overall.  The city of Stuttgart is the main city of federal state with sizeable potential for architectural design industry being one of the economically strongest areas in entire Europe.

Competition

Winning customers will be critical to our ability to grow our business.  We are a new and un-established company, have a weak competitive position in the industry and have not yet earned any revenues.  We have an operational loss of $37,356 from November 18, 2010 (date of inception) to May 31, 2012.  We need capital to carry out our current business plan.  We also anticipate that we will require additional financing in order to execute our business plan.  We may not have sufficient financing to sustain our current operations.  Many of the companies with whom we compete have greater financial and technical resources than those available to us.  It is uncertain whether services we offer will achieve and sustain high levels of demand and market acceptance.

The market competition of Baden-Wurttemberg federal state can be evaluated as a high.  There are several large well-established international architectural companies which provide similar service for large scale projects.  That is why we plan to concentrate in small and middle-scale sized projects.  Our competitors include all architectural and interior design companies offering service in both commercial and residential design throughout Germany/Europe.  In order to be more or less successful in the existing stiff condition we will provide a new vision of modern single family houses which are characterized by using brand-new materials, environment friendly technologies and out of the ordinary appearance.  Also we plan to create some typed projects with standard type of plan layouts and number of spaces and which can be constructed in different areas with different surroundings and which can cost much less.  Finally we will make competitive price for our work in order to get more clients.

Marketing Our Product

We plan to market our services in Germany.  Initially, our services will be promoted by our President.  He will discuss our services with his friends and business associates.  The marketing and advertising will be targeted to small businesses, builders, advertising agencies, home renovators, home owners and various sectors which have need of architectural and interior design in Germany.  Our methods of communication will include: phone calls, email, and regular mail.  We will ask our satisfied clients for referrals.  We will also promote our product through word of mouth and use internet promotion tools on Facebook and Twitter to advertise our company.

We will market and advertise our services on our web site.  We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

We also plan to attend business shows in our industry to showcase our services with a view to find new customers.

We plan to expand our services to other countries in the future only when or if we have the available resources and growth to warrant it.  Currently this option is questionable.

Subsidiaries

As of September 10, 2012 we do not have any subsidiaries.

Intellectual Property

We have not filed for any protection of our trademarks for our corporate name.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception.  Our planned expenditures for our operation and exploration programs are summarized under the section of this Annual Report entitled “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our industry in any jurisdiction which we would conduct activities.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

Employees and Consultants

As of May 31, 2012, we did not have any full time or part time employees.  Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 25% of his time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located at Hooft Graaflandstraat 21, VM Utrecht, Netherland 3525.

Item 3.  Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.  We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “YNXG.OB”.  Our common stock became eligible for trading on November 25, 2011.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
November 25, 2011 – November 30, 2011	-	-
December 1, 2011 – February 29, 2012	-	-
March 1, 2012 – May 31, 2012	3.05	1.10

Holders

As of September 10, 2012, there were approximately 26 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended May 31, 2012.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2012.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended May 31, 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

We plan to work in the field of concept architectural, interior design projects and related areas in Germany initially and further spread the business in Europe and other countries.  We are a start-up stage corporation with limited operations and we have not yet generated any revenues from our business operations.  Our auditors have issued us with a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to fund our operations.  Our only source of cash at this time is investments by others in our company.  We must raise cash to implement our plan of operation.

RESULTS OF OPERATIONS

Working Capital

	May 31,	May 31,
	2012 $	2011 $
Current Assets	4,293	2,490
Current Liabilities	10,350	4,499
Working Capital (Deficit)	(6,057)	(2,009)

Cash Flows

	Year ended May 31, 2012 $	Year ended May 31, 2011 $

Cash Flows from (used in) Operating Activities	(23,730)	(6,509)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	24,300	6,999
Net Increase (decrease) in Cash During Period	570	490

Operating Revenues

During the years ended May 31, 2012 and 2011, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended May 31, 2012, we incurred operating expenses of $32,847 compared with operating expenses of $4,509 during the year ended May 31, 2011.  The increase in operating expenses was attributed to increases in professional fees and general and administrative costs.

For the year ended May 31, 2012, we incurred a net loss of $32,847 compared with a net loss of $4,509 for the year ended May 31, 2011.

Liquidity and Capital Resources

As at May 31, 2012, we had a cash balance of $1,060 and total assets of $4,293 compared with $490 of cash and total assets of $2,490 as at May 31, 2011.  The increase in cash was due to proceeds received from the issuance of common shares.

As at May 31, 2012, we had total liabilities of $10,350 compared with total liabilities of $4,499 at May 31, 2011.  The increase in total liabilities was attributed to increased activities.

As at May 31, 2012, we had a working capital deficit of $6,057 compared with a working capital deficit of $2,009 as at May 31, 2011.  The increase in working capital deficit was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

Cash flow from Operating Activities

During the year ended May 31, 2012, we used cash of $23,730 for operating activities as compared to use of $6,509 during the year ended May 31, 2011.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the years ended May 31, 2012 and 2011, we did not have any investing activities.

Cashflow from Financing Activities

During the year ended May 31, 2012, we received proceeds of $24,300 from financing activities compared with $6,999 during the year ended May 31, 2011.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8.  Financial Statements and Supplementary Data

Yanex Group, Inc.

(A Development Stage Company)

May 31, 2012

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm                                                                                                                                                                 F - 1

Balance Sheets as of May 31, 2012 and 2011                                                                                                                                                                                    F - 2

Statements of Operations for the periods ended May 31, 2012 and 2011 and the period from November 18, 2010 (Date of Inception) to May 31, 2012                            F - 3

Statement of Stockholders’ Deficit as of May 31, 2012                                                                                                                                                                      F - 4

Statements of Cash Flows for the periods ended May 31, 2012 and 2011 and the period from November 18, 2010 (Date of Inception) to May 31, 2012                           F - 5

Notes to the Financial Statements                                                                                                                                                                                                           F - 6 – F - 9

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Yanex Group, Inc.

VM Utrecht, Netherland

We have audited the accompanying balance sheets of Yanex Group, Inc., as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended and the period from November 18, 2010 (date of inception) to May 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yanex Group, Inc., as of May 31, 2012 and 2011 and the results of its operations and cash flows for the periods then ended and the period from November 18, 2010 (date of inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

September 7, 2012

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MAY 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$ 1,060	$ 490
Prepaid expenses	3,233	2,000
Total Current Assets	4,293	2,490

TOTAL ASSETS	$ 4,293	$ 2,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$ 6,100	$ 0
Accrued expenses	4,250	0
Notes payable – related party	0	4,499
Total Liabilities	10,350	4,499

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,970,000 shares issued and outstanding (2,500,000 – 2011)	2,970	2,500
Additional paid-in capital	28,329	0
Deficit accumulated during the development stage	(37,356)	(4,509)
Total Stockholders’ Deficit	(6,057)	(2,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 4,293	$ 2,490

See accompanying notes to financial statements.

YANEX GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MAY 31, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO MAY 31, 2012

	Year ended May 31, 2012	Period from November 18, 2010 (Inception) to May 31, 2011	Period from November 18, 2010 (Inception) to May 31, 2012

REVENUES	$ 0	$ 0	$ 0

EXPENSES
Professional fees	14,600	4,000	18,600
Transfer agent and advisory services	17,238	0	17,238
General and administrative	1,009	509	1,518
TOTAL EXPENSES	32,847	4,509	37,356

LOSS FROM OPERATIONS	(32,847)	(4,509)	(37,356)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (32,847)	$ (4,509)	$ (37,356)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,829,112	294,872

See accompanying notes to financial statements.

YANEX GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO MAY 31, 2012

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, November 18, 2010	0	$ 0	$ 0	$ 0	$ 0

Shares issued for cash at $0.001 per share	2,500,000	2,500	0	-	2,500

Net loss for the period ended May 31, 2011	-	-	-	(4,509)	(4,509)

Balance, May 31, 2011	2,500,000	2,500	0	(4,509)	(2,009)

Shares issued for cash at $0.05 per share	470,000	470	23,030	-	23,500

Forgiveness of shareholder payable	-	-	5,299	-	5,299

Net loss for the year ended May 31, 2012				(32,847)	(32,847)

Balance, May 31, 2012	2,970,000	$ 2,970	$ 28,329	$ (37,356)	$ (6,057)

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 31, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO MAY 31, 2012

	Year ended May 31, 2012	Period from November 18, 2010 (Inception) to May 31, 2011	Period from November 18, 2010 (Inception) to May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (32,847)	$ (4,509)	$ (37,356)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(1,233)	(2,000)	(3,233)
Increase in accounts payable	6,100	0	6,100
Increase in accrued expenses	4,250	0	4,250
Net Cash Used by Operating Activities	(23,730)	(6,509)	(30,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	800	4,499	5,299
Proceeds from issuance of common stock	23,500	2,500	26,000
Net Cash Provided by Financing Activities	24,300	6,999	31,299

NET INCREASE IN CASH	570	490	1,060

Cash, beginning of period	490	0	0
Cash, end of period	$ 1,060	$ 490	$ 1,060

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder payable recorded as contributed capital	$ 5,299	$ 0	$ 5,299

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

Yanex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2012 and 2011, the Company had $1,060 and $490 of cash, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and notes payable to a related party.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2012.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at May 31, 2012 and 2011, respectively, consisted of $3,233 in prepaid transfer agent fees at May 31, 2012 and $2,000 for prepaid legal services at May 31, 2011.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at May 31, 2012 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

A shareholder has loaned funds to the Company to help pay operating expenses.  The loans are unsecured, non-interest bearing and due on demand.  On May 28, 2012, the shareholder forgave the loans payable.  The debt forgiveness of $5,299 was recorded as contributed capital.

The balance due to the shareholder was $0 and $4,499 as of May 31, 2012 and 2011, respectively.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the period ended May 31, 2011, the Company issued 2,500,000 shares of common stock at $0.001 per share for total cash proceeds of $2,500.

During the year ended May 31, 2012, the Company sold 470,000 shares of common stock at $0.05 per share for total cash proceeds of $23,500.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 5 – COMMON STOCK (CONTINUED)

On May 28, 2012, a shareholder forgave loans payable in the amount of $5,299.  The debt forgiveness was recorded as contributed capital.

As of May 31, 2012 and 2011 there were 2,970,000 and 2,500,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

As of May 31, 2012, the Company had net operating loss carry forwards of approximately $37,000 that may be available to reduce future years’ taxable income through 2032.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended May 31:

	2012	2011
Federal income tax benefit attributable to:
Current Operations	$ 11,168	$ 1,533
Less: valuation allowance	(11,168)	(1,533)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 12,701	$ 1,533
Less: valuation allowance	(12,701)	(1,533)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $37,356 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 8 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $37,356 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of May 31, 2012.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Silberstein Ungar, PLLC, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control and Financial Reporting

During the quarter ended May 31, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Gustavo G. Sune	36	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Gustavo G. Sune, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Sune has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since May 28, 2012.  Currently, Mr. Sune is the owner and general manager of GG VB, a private company involved in servicing media and advertising, a position he has held since January 2004 when he founded the company.  From April 2002 to January 2004, Mr. G. Sune worked as operations manager at 5CA International VB, a private customer support service company.  From March 2001 to January 2002, Mr. G. Sune worked as technical consultant for 3COM Benelux VB, a private technology company.

Other than as disclosed above, our director does not currently serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2012 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.  Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of May 31, 2012 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended May 31, 2012.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Gustavo G. Sune, President, CEO, CFO, Secretary, Treasurer and Director (1)	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Alexander Yanov Former President, CEO, CFO, Secretary, Treasurer and Director (2)	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)

Gustavo G. Sune is our President, CEO, CFO Secretary, Treasurer and a director.

(2)

Alexander Yanov was a director and our President CEO, CFO Secretary, Treasurer and a director from November 18, 2010 to May 28, 2012.

Mr. Sune spends approximately 25% of his time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2012, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of September 10, 2012, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 10, 2012, there were 2,970,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Gustavo G. Sune (1) Hooft Graaflandstraat 21 VM Utrecht, Netherland 3525	Nil (2)	Nil
	All Executive Officers and Directors as a Group	Nil	Nil
Common	Zouk Ventures Ltd. Orlyplein 85 1043 DS, Amsterdam Holland, Netherlands	2,500,000	84.2

(1)

Gustavo G. Sune is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 2,970,000 as September 10, 2012.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of May 31, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Silberstein Ungar, PLLC for the audit of our annual financial statements for the years ended May 31, 2011 and May 31, 2012 and any other fees billed for other services rendered during that period.

Director Independence

The OTC Bulletin Board on which our common shares are listed on does not have any director independence requirements.  We also do not have a definition of independence as our directors also hold positions executive officer positions with us.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regards to this definition.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Silberstein Ungar, PLLC  for the audit of our annual financial statements for the years ended May 31, 2011 and May 31, 2012 and any other fees billed for other services rendered during that period.

Description of Service	Year ended May 31, 2012 ($)	Year ended May 31, 2011 ($)
Audit fees	6,500	4,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	6,500	4,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended May 31, 2012

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

YANEX GROUP, INC.

Date: September 13, 2012	By:	/s/ Gustavo G. Sune
Gustavo G. Sune
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gustavo G. Sune Gustavo G. Sune	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	September 13, 2012

