Form 10-Q
period 2012-08-31
YANEX GROUP, INC.
filed 2012-10-11
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-175146

YANEX GROUP, INC.

(Name of Small Business Issuer in its charter)

Nevada	99-0363803
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Hooft Graaflandstraat 21 VM Utrecht, Netherland	3525
(Address of principal executive offices)	(Zip Code)

0031633046823

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 10, 2012 the registrant had 2,970,000 shares of common stock outstanding.

YANEX GROUP, INC.

2

PART I – FINANCIAL INFORMATION

YANEX GROUP, INC.

(A Development Stage Company)

Financial Statements

August 31, 2012

(unaudited)

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

YANEX GROUP, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2012 $	May 31, 2012 $
	(unaudited)

ASSETS

Cash	–	1,060
Due from a related party (Note 3)	1,000	–
Prepaid expenses	1,246	3,233

Total Assets	2,246	4,293

LIABILITIES

Current Liabilities

Accounts payable	11,207	6,100
Accrued liabilities	4,250	4,250

Total Liabilities	15,457	10,350

Subsequent event (Note 4)

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 2,970,000 common shares	2,970	2,970

Additional paid-in capital	28,329	28,329

Accumulated deficit during the development stage	(44,510)	(37,356)

Total Stockholders’ Deficit	(13,211)	(6,057)

Total Liabilities and Stockholders’ Deficit	2,246	4,293

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended August 31, 2012 $	Three months ended August 31, 2011 $	Accumulated from November 18, 2010 (date of inception) to August 31, 2012 $

Revenues	–	–	–

Expenses

General and administrative	60	311	1,578
Professional fees	3,930	1,800	22,530
Transfer agent and advisory services	3,164	–	20,402

Total Expenses	7,154	2,111	44,510

Net Loss	(7,154)	(2,111)	(44,510)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	2,970,000	2,511,358

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three months ended August 31, 2012 $	Three months ended August 31, 2011 $	Accumulated from November 18, 2010 (date of inception) to August 31, 2012 $

Operating Activities

Net loss for the period	(7,154)	(2,111)	(44,510)

Changes in operating assets and liabilities:

Due from related party	(1,000)	–	(1,000)
Prepaid expenses	1,987	1,800	(1,246)
Accounts payable	5,107	–	11,207
Accrued liabilities	–	–	4,250

Net Cash Used In Operating Activities	(1,060)	(311)	(31,299)

Financing Activities

Proceeds from a related party	–	–	5,299
Proceeds from issuance of common stock	–	4,500	26,000

Net Cash Provided by Financing Activities	–	4,500	31,299

Increase in Cash	(1,060)	4,189	–

Cash, Beginning of Period	1,060	490	–

Cash, End of Period	–	4,679	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Yanex Group, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company business is to provide services in concept architecture, interior design projects and related services in Germany, and eventually expand into Europe and other countries. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of August 31, 2012, the Company has not recognized any revenue, has a working capital deficiency of $13,211, and has an accumulated deficit of $44,510.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2012.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2012, and the results of its operations and cash flows for the three month period ended August 31, 2012.  The results of operations for the period ended August 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

(b)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

(c)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

YANEX GROUP, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Significant Accounting Policies (continued)

(d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)

Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts due from related parties, accounts payable, and accrued liabilities.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(g)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of August 31, 2012 and May 31, 2012, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

YANEX GROUP, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Significant Accounting Policies (continued)

(h)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of August 31, 2012 and 2011, the Company did not have any potentially dilutive shares.

(i)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

As at August 31, 2012, $1,000 (May 31, 2012 – $nil) is owed from the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4.

Subsequent Event

On September 6, 2012, the Company issued 78,000 common shares of the Company’s common stock for proceeds of $78,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

Liquidity and Capital Resources

As of August 31, 2012, we had cash and cash equivalents of $nil and a working capital deficit of $13,211.  As of August 31, 2012 our accumulated deficit was $44,510.  For the three months ended August 31, 2012 our net loss was $7,154 compared to a net loss $2,111 during the same period in 2011.  This increase was due to an increase in professional fees and transfer agent and advisor services.

We used net cash of $1,060 in operating activities for the three months ended August 31, 2012 compared to using net cash of $311 in operating activities for the same period in 2011.  We did not use any money in investing activities for the three months ended August 31, 2012 or the same period ending in 2011.  We received net cash of $nil from financing activities for the three months ended August 31, 2012 compared to $4,500 in financing operating activities for the same period in 2011.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement August be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at August 31, 2012, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended August 31, 2012 compared to the three months ended August 31, 2011 and from inception to August 31, 2012.

No Revenues

Since our inception on November 18, 2010 to August 31, 2012, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $7,154 for the three months ended August 31, 2012, compared to a net loss of $2,111 for the same period in 2011.  This increase in net loss was due to an increase in professional fees and transfer agent and advisory services.  From inception on November 18, 2010 to August 31, 2012, we have incurred a net loss of $44,510.  Our basic and diluted loss per share was $0.00 for the three months ended August 31, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $2,111 to $7,154 for the three months ended August 31, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher professional fees and transfer agent and advisory services.  Since our inception on November 18, 2010 to August 31, 2012, we have incurred total operating expenses of $44,510.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting August not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls August become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures August deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of August 31, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of August 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of October 10, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

YANEX GROUP, INC.
(REGISTRANT)

Date: October 11, 2012	/s/ Gustavo G. Sune
Gustavo G. Sune
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

