Form 10-Q
period 2012-11-30
YANEX GROUP, INC.
filed 2013-01-22
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 18, 2013 the registrant had 2,970,000 shares of common stock outstanding.

YANEX GROUP, INC.

PART I – FINANCIAL INFORMATION

YANEX GROUP, INC.

(A Development Stage Company)

Financial Statements

November 30, 2012

(unaudited)

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

YANEX GROUP, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	November 30, 2012 $	May 31, 2012 $

ASSETS

Cash	59,601	1,060
Due from related party (Note 3)	1,000	–
Prepaid expenses	–	3,233

Total Assets	60,601	4,293

LIABILITIES

Current Liabilities

Accounts payable	8,597	6,100
Accrued liabilities	175	4,250

Total Liabilities	8,772	10,350

Nature of Operations and Continuance of Business (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 and 2,970,000 common shares, respectively	3,048	2,970

Additional paid-in capital	106,251	28,329

Accumulated deficit during the development stage	(57,470)	(37,356)

Total Stockholders’ Equity (Deficit)	51,829	(6,057)

Total Liabilities and Stockholders’ Equity (Deficit)	60,601	4,293

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended November 30, 2012 $	Three Months Ended November 30, 2011 $	Six Months Ended November 30, 2012 $	Six Months Ended November 30, 2011 $	Accumulated from November 18, 2010 (date of inception) to November 30, 2012 $

Revenues	–	–	–	–	–

Expenses

General and administrative	183	2,002	243	2,313	1,761
Professional fees	8,420	1,500	11,584	3,300	28,822
Transfer agent and filing fees	4,357	–	8,287	–	26,887

Total Expenses	12,960	3,502	20,114	5,613	57,470

Net Loss	(12,960)	(3,502)	(20,114)	(5,613)	(57,470)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	3,024,813	2,843,626	3,006,656	2,676,585

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six months ended November 30, 2012 $	Six months ended November 30, 2011 $	Accumulated from November 18, 2010 (date of inception) to November 30, 2012 $

Operating Activities

Net loss for the period	(20,114)	(5,613)	(57,470)

Changes in operating assets and liabilities:

Due from related party	(1,000)	–	(1,000)
Prepaid expenses	3,233	(5,433)	–
Accounts payable	2,497	–	8,597
Accrued liabilities	(4,075)	–	175

Net Cash Used In Operating Activities	(19,459)	(11,046)	(49,698)

Financing Activities

Proceeds from a related party	–	–	5,299
Proceeds from issuance of common stock	78,000	23,500	104,000

Net Cash Provided by Financing Activities	78,000	23,500	109,299

Increase in Cash	58,541	12,454	59,601

Cash, Beginning of Period	1,060	490	–

Cash, End of Period	59,601	14,944	59,601

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of November 30, 2012, the Company has not recognized any revenue and has an accumulated deficit of $57,470.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2012, and the results of its operations and cash flows for the six month period ended November 30, 2012.  The results of operations for the period ended November 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

(g)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of November 30, 2012 and May 31, 2012, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.

Significant Accounting Policies (continued)

(h)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of November 30, 2012 and 2011, the Company did not have any potentially dilutive shares.

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

3.

Related Party Transactions

As at November 30, 2012, $1,000 (May 31, 2012 – $nil) is owed from the former President of the Company, which is unsecured, non-interest bearing, and due on demand.

4.

Common Stock

On September 6, 2012, the Company issued 78,000 shares of common stock for proceeds of $78,000.

5.

Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Liquidity and Capital Resources

As of November 30, 2012, we had cash and cash equivalents of $59,601 and a working capital surplus of $51,829.  As of November 30, 2012 our accumulated deficit was $57,470.  For the six months ended November 30, 2012 our net loss was $20,114 compared to a net loss $5,613 during the same period in 2011.  This increase was due to an increase in professional fees and transfer agent and filing fees.

We used net cash of $19,459 in operating activities for the six months ended November 30, 2012 compared to using net cash of $11,046 in operating activities for the same period in 2011.  We did not use any money in investing activities for the six months ended November 30, 2012 or the same period ending in 2011.  We received net cash of $78,000 from financing activities for the six months ended November 30, 2012 compared to $23,500 in financing operating activities for the same period in 2011.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement August be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at November 30, 2012, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended November 30, 2012 compared to the three months ended November 30, 2011 and from inception to November 30, 2012.

No Revenues

Since our inception on November 18, 2010 to November 30, 2012, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $12,960 for the three months ended November 30, 2012, compared to a net loss of $3,502 for the same period in 2011.  This increase in net loss was due to an increase in professional fees and transfer agent and filing fees.  From inception on November 18, 2010 to November 30, 2012, we have incurred a net loss of $57,470.  Our basic and diluted loss per share was $0.00 for the three months ended November 30, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $3,502 to $12,960 for the three months ended November 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher professional fees and transfer agent and filing fees.  Since our inception on November 18, 2010 to November 30, 2012, we have incurred total operating expenses of $57,470.

Results of Operations for the six months ended November 30, 2012 compared to the six months ended November 30, 2011

No Revenues

We did not earn any revenues during the six months ending on November 30, 2012, nor did we earn any revenues earned during the same period in 2011.

Net Loss

We had a net loss of $20,114 for the six months ended November 30, 2012, compared to a net loss of $5,613, for the same period in 2011.  This increase in net loss was mostly due to higher professional fees and transfer agent and filing fees.  Our basic and diluted net loss per share was $0.00 for the six months ended November 30, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $5,613 to $20,114 for the six months ended November 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher professional fees and transfer agent and filing fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of November 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of November 30, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of November 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of January 18, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

YANEX GROUP, INC.
(REGISTRANT)

Date: January 22, 2013	/s/ Gustavo G. Sune
Gustavo G. Sune
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)