Form 10-K
period 2013-05-31
YANEX GROUP, INC.
filed 2013-09-16
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “ large accelerated filer and “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of November 30, 2012 : $1,671,400

As of September 13, 2013 the registrant’s outstanding stock consisted of 3,048,000 common shares.

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

PART I V

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have not generated any revenues from November 18, 2010 (date of inception) to May 31, 2013.

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

We will offer the following benefits for our potential clients :

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

Competition

Winning customers will be critical to our ability to grow our business.  We are a new and un-established company, have a weak competitive position in the industry and have not yet earned any revenues.  We have an operational loss of $69,779 from November 18, 2010 (date of inception) to May 31, 2013.  We need capital to carry out our current business plan.  We also anticipate that we will require additional financing in order to execute our business plan.  We may not have sufficient financing to sustain our current operations.  Many of the companies with whom we compete have greater financial and technical resources than those available to us.  It is uncertain whether services we offer will achieve and sustain high levels of demand and market acceptance.

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

Subsidiaries

As of September 13, 2013 we do not have any subsidiaries.

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

Employees and Consultants

As of May 31, 2013, we did not have any full time or part time employees.  Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 25% of his time to us.  We currently engage independent contractors in the areas of accounting and legal services.

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
Three months ended August 31, 2011	-	-
Three months ended November 30, 2011	-	-
Three months ended February 29, 2012	-	-
Three months ended May 31, 2012	3.05	1.10
Three months ended August 31, 2012	3.05	3.05
Three months ended November 30, 2012	3.05	3.05
Three months ended February 28, 2013	3.05	3.05
Three months ended May 31, 2013	3.05	3.05

Holders

As of September 13, 2013, there were approximately 26 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended May 31, 2013.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2012.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended May 31, 2013.

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

RESULTS OF OPERATIONS

Working Capital
	May 31,	May 31,
	2013 $	2012 $
Current Assets	47,044	4,293
Current Liabilities	7,524	10,350
Working Capital (Deficit)	39,520	(6,057)

Cash Flows
	Year ended May 31, 2013 $	Year ended May 31, 2012 $
Cash Flows (used in) Operating Activities	(32,016)	(23,730)
Cash Flows (used in) Investing Activities	(1,000)	-
Cash Flows from Financing Activities	78,000	24,300
Net Increase (decrease) in Cash During Period	44,984	570

Operating Revenues

During the years ended May 31, 2013 and 2012, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended May 31, 2013, we incurred operating expenses of $32,423 compared with operating expenses of $32,847 during the year ended May 31, 2012.

For the year ended May 31, 2013, we incurred a net loss of $32,423 compared with a net loss of $32,847 for the year ended May 31, 2012.

Liquidity and Capital Resources

As at May 31, 2013, we had a cash balance of $46,044 and total assets of $47,044 compared with $1,060 of cash and total assets of $4,293 as at May 31, 2012.  The increase in cash was due to proceeds received from the issuance of common shares.

As at May 31, 2013, we had total liabilities of $7,524 compared with total liabilities of $10,350 at May 31, 2012.  The decrease in total liabilities was attributed to decreased activities.

As at May 31, 2013, we had a working capital surplus of $39,520 compared with a working capital deficit of $6,057 as at May 31, 2012.  The increase in working capital was due to proceeds received from the issuance of common shares

Cash flow from Operating Activities

During the year ended May 31, 2013, we used cash of $32,016 for operating activities as compared to use of $23,730 during the year ended May 31, 2012.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the year ended May 31, 2013 we used net cash of $1,000 in investing activities compared to $nil in 2012.

Cashflow from Financing Activities

During the year ended May 31, 2013, we received proceeds of $78,000 from financing activities compared with $24,300 during the year ended May 31, 2012.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.
9

Item 8.  Financial Statements and Supplementary Data

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MAY 31, 2013

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Yanex Group, Inc.

Sunny Isles Beach, Florida

We have audited the accompanying balance sheets of Yanex Group, Inc., as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from November 18, 2010 (date of inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yanex Group, Inc., as of May 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended and the period from November 18, 2010 (date of inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

September 13, 2013

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MAY 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$ 46,044	$ 1,060
Prepaid expenses	0	3,233
Loan receivable	1,000	0
Total Current Assets	47,044	4,293

TOTAL ASSETS	$ 47,044	$ 4,293

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$ 2,524	$ 6,100
Accrued expenses	5,000	4,250
Total Liabilities	7,524	10,350

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized, 3,048,000 shares issued and outstanding (2,970,000 – 2012)	3,048	2,970
Additional paid-in capital	106,251	28,329
Deficit accumulated during the development stage	(69,779)	(37,356)
Total Stockholders’ Equity (Deficit)	39,520	(6,057)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 47,044	$ 4,293

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2013 AND 2012

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO MAY 31, 2013

	Year ended May 31, 2013	Year ended May 31, 2012	Period from November 18, 2010 (Inception) to May 31, 2013

REVENUES	$ 0	$ 0	$ 0

EXPENSES
Professional fees	18,559	14,600	37,159
Transfer agent and advisory services	13,146	17,238	30,384
General and administrative	718	1,009	2,236
TOTAL EXPENSES	32,423	32,847	69,779

LOSS FROM OPERATIONS	(32,423)	(32,847)	(69,779)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (32,423)	$ (32,847)	$ (69,779)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,027,271	2,829,112

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO MAY 31, 2013

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, November 18, 2010	0	$ 0	$ 0	$ 0	$ 0

Shares issued for cash at $0.001 per share	2,500,000	2,500	0	-	2,500

Net loss for the period ended May 31, 2011	-	-	-	(4,509)	(4,509)

Balance, May 31, 2011	2,500,000	2,500	0	(4,509)	(2,009)

Shares issued for cash at $0.05 per share	470,000	470	23,030	-	23,500

Forgiveness of shareholder payable	-	-	5,299	-	5,299

Net loss for the year ended May 31, 2012				(32,847)	(32,847)

Balance, May 31, 2012	2,970,000	2,970	28,329	(37,356)	(6,057)

Shares issued for cash at $1.00 per share	78,000	78	77,922	-	78,000

Net loss for the year ended May 31, 2013	-	-	-	(32,423)	(32,423)

Balance, May 31, 2013	3,048,000	$ 3,048	$ 106,251	$ (69,779)	$ 39,520

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2013 AND 2012

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO MAY 31, 2013

	Year ended May 31, 2013	Year ended May 31, 2012	Period from November 18, 2010 (Inception) to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (32,423)	$ (32,847)	$ (69,779)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	3,233	(1,233)	0
Increase (decrease) in accounts payable	(3,576)	6,100	2,524
Increase in accrued expenses	750	4,250	5,000
Net Cash Used by Operating Activities	(32,016)	(23,730)	(62,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	(1,000)	0	(1,000)
Net Cash Used by Investing Activities	(1,000)	0	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	0	800	5,299
Proceeds from issuance of common stock	78,000	23,500	104,000
Net Cash Provided by Financing Activities	78,000	24,300	109,299

NET INCREASE IN CASH	44,984	570	46,044

Cash, beginning of period	1,060	490	0
Cash, end of period	$ 46,044	$ 1,060	$ 46,044

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

SUPPLEMENATAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder payable recorded as contributed capital	$ 0	$ 5,299	$ 5,299

See accompanying notes to financial statements.

YANEX GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2013

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

Cash and Cash Equivalents

Yanex considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2013 and 2012, the Company had $46,044 and $1,060 of cash, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, loan receivable, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2013.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at May 31, 2013 and 2012 were $0 and $3,233, respectively. The balance of $3,233 at May 31, 2012 consisted of prepaid transfer agent fees of $1,233 and prepaid legal services of $2,000. Those amounts were expensed during the year ended May 31, 2013.

NOTE 3 – LOAN RECEIVABLE

As of May 31, 2013, the Company is due $1,000 from the former President. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at May 31, 2013 of $5,000 consisted of $4,500 owed to the Company’s outside independent auditors and $500 to the Company’s attorney for services rendered for periods reported on in these financial statements.

Accrued expenses at May 31, 2012 of $4,250 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

A shareholder had loaned funds to the Company to help pay operating expenses. The loans were unsecured, non-interest bearing and due on demand. On May 28, 2012, the shareholder forgave the loans payable. The debt forgiveness of $5,299 was recorded as contributed capital.

The balance due to the shareholder was $0 and $0 as of May 31, 2013 and 2012, respectively.

NOTE 6 – COMMON STOCK

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

During the year ended May 31, 2013, the Company issued 78,000 shares of common stock at $1 per share for total cash proceeds of $78,000.

As of May 31, 2013 and 2012 there were 3,048,000 and 2,970,000 shares of common stock issued and outstanding, respectively.

NOTE 7 – INCOME TAXES

As of May 31, 2013, the Company had net operating loss carry forwards of approximately $69,779 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended May 31:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$ 11,024	$ 11,168
Less: valuation allowance	(11,024)	(11,168)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 23,725	$ 12,701
Less: valuation allowance	(23,725)	(12,701)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $69,779 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $69,779 as of May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of May 31, 2013.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Silberstein Ungar, PLLC, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended May 31, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

·

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2013 were filed.

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

Director Nominees

As of May 31, 2013 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended May 31, 2013.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Gustavo G. Sune, President, CEO, CFO, Secretary, Treasurer and Director (1)	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Alexander Yanov Former President, CEO, CFO, Secretary, Treasurer and Director (2)	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2013, we did not have any unexercised stock options held by any of our shareholders.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Gustavo G. Sune (1) Hooft Graaflandstraat 21 VM Utrecht, Netherland 3525	Nil (2)	Nil
	All Executive Officers and Directors as a Group	Nil	Nil
Common	Zouk Ventures Ltd. Orlyplein 85 1043 DS, Amsterdam Holland, Netherlands	2,500,000	82.0

(1)Gustavo G. Sune is our President CEO, CFO Secretary, Treasurer and a Director.

(2)Calculated based on issued and outstanding shares of 3,048,000 as September 13, 2013.

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

Change of Control

As of May 31, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Silberstein Ungar, PLLC for the audit of our annual financial statements for the years ended May 31, 2011 and May 31, 2013 and any other fees billed for other services rendered during that period.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Silberstein Ungar, PLLC  for the audit of our annual financial statements for the years ended May 31, 2013 and May 31, 2012 and any other fees billed for other services rendered during that period.

Description of Service	Year ended May 31, 2013 ($)	Year ended May 31, 2012 ($)
Audit fees	7,050	6,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	6,500	6,500

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended May 31, 2013

PART IV

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

YANEX GROUP, INC.

Date: September 16, 2013	By:	/s/ Gustavo G. Sune
Gustavo G. Sune

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Gustavo G. Sune Gustavo G. Sune	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	September 16, 2013

