Form 10-Q
period 2013-08-31
YANEX GROUP, INC.
filed 2013-10-21
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 17, 2013 the registrant had 3,048,000 shares of common stock outstanding.

YANEX GROUP, INC.

PART I – FINANCIAL INFORMATION

YANEX GROUP, INC.

(A Development Stage Company)

Financial Statements

August 31, 2013

(unaudited)

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

YANEX GROUP, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	August 31, 2013 $	May 31, 2013 $
	(unaudited)

ASSETS

Cash	38,220	46,044
Due from related party (Note 3)	1,000	1,000

Total Assets	39,220	47,044

LIABILITIES

Current Liabilities

Accounts payable	1,950	2,524
Accrued liabilities	4,859	5,000

Total Liabilities	6,809	7,524

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 shares	3,048	3,048

Additional paid-in capital	106,251	106,251

Deficit accumulated during the development stage	(76,888)	(69,779)

Total Stockholders’ Equity	32,411	39,520

Total Liabilities and Stockholders’ Equity	39,220	47,044

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended August 31, 2013 $	Three Months Ended August 31, 2012 $	Accumulated from November 18, 2010 (date of inception) to August 31, 2013 $

Revenues	–	–	–

Expenses

General and administrative	90	60	37,249
Professional fees	6,250	3,930	36,634
Transfer agent and filing fees	769	3,164	3,005

Total Expenses	7,109	7,154	76,888

Net Loss	(7,109)	(7,154)	(76,888)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	3,048,000	2,970,000

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three Months Ended August 31, 2013 $	Three Months Ended August 31, 2012 $	Accumulated from November 18, 2010 (date of inception) to August 31, 2013 $

Operating Activities

Net loss for the period	(7,109)	(7,154)	(76,888)

Changes in operating assets and liabilities:

Prepaid expenses	–	1,987	–
Accounts payable	(574)	5,107	1,950
Accrued liabilities	(141)	–	4,859

Net Cash Used In Operating Activities	(7,824)	(60)	(70,079)

Investing Activities

Issuance of loan receivable	–	(1,000)	(1,000)

Net Cash Used In Investing Activities	–	(1,000)	(1,000)

Financing Activities

Proceeds from related party	–	–	5,299
Proceeds from issuance of common stock	–	–	104,000

Net Cash Provided by Financing Activities	–	–	109,299

Increase (Decrease) in Cash	(7,824)	(1,060)	38,220

Cash, Beginning of Period	46,044	1,060	–

Cash, End of Period	38,220	–	38,220

Non-cash Investing and Financing Activities:

Forgiveness of shareholder payable recorded as contributed capital	–	–	5,299

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2013

(Expressed in US dollars)

(unaudited)

1.

Basis of Presentation

The accompanying financial statements of Yanex Group, Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of August 31, 2013, the Company has not recognized any revenue and has an accumulated deficit of $76,888.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Related Party Transactions

As at August 31, 2013, $1,000 (May 31, 2013 – $1,000) is owed from the former President of the Company, which is unsecured, non-interest bearing, and due on demand.

F-4

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

Liquidity and Capital Resources

As of August 31, 2013, we had cash and cash equivalents of $38,220 and a working capital surplus of $32,411.  As of August 31, 2013 our accumulated deficit was $76,888.  For the three months ended August 31, 2013 our net loss was $7,109 compared to a net loss $7,154 during the same period in 2012.  This slight decrease was due to a slight decrease in transfer agent and filing fees.

We used net cash of $7,824 in operating activities for the three months ended August 31, 2013 compared to using net cash of $60 in operating activities for the same period in 2012.  We did not use any money in investing activities for the three months ended August 31, 2013 or the same period ending in 2012.  We did not receive any net cash from financing activities for the three months ended August 31, 2013 or the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at August 31, 2013, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended August 31, 2013 compared to the three months ended August 31, 2012 and from inception to August 31, 2013.

No Revenues

Since our inception on November 18, 2010 to August 31, 2013, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $7,109 for the three months ended August 31, 2013, compared to a net loss of $7,154 for the same period in 2012.  This decrease in net loss was due to a decrease in transfer agent and filing fees.  From inception on November 18, 2010 to August 31, 2013, we have incurred a net loss of $76,888.  Our basic and diluted loss per share was $0.00 for the three months ended August 31, 2013, and $0.00 for the same period in 2012.

Expenses

Our total operating expenses decreased from $7,154 to $7,109 for the three months ended August 31, 2013 compared to the same period in 2012.  This decrease in expenses is mostly due to lower transfer agent and filing fees.  Since our inception on November 18, 2010 to August 31, 2013, we have incurred total operating expenses of $76,888.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of August 31, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of August 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of October 17, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

YANEX GROUP, INC.
(REGISTRANT)

Date: October 21, 2013	/s/ Gustavo G. Sune
Gustavo G. Sune
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

