Form 10-K
period 2014-05-31
YANEX GROUP, INC.
filed 2014-10-09
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “ large accelerated filer and “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of November 30, 2013: $1,433,500

As of October 3, 2014 the registrant’s outstanding stock consisted of 3,048,000 common shares.

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

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have not generated any revenues from November 18, 2010 (date of inception) to May 31, 2014.

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

Competition

Winning customers will be critical to our ability to grow our business.  We are a new and un-established company, have a weak competitive position in the industry and have not yet earned any revenues.  We have an operational loss of $108,038 from November 18, 2010 (date of inception) to May 31, 2014.  We need capital to carry out our current business plan.  We also anticipate that we will require additional financing in order to execute our business plan.  We may not have sufficient financing to sustain our current operations.  Many of the companies with whom we compete have greater financial and technical resources than those available to us.  It is uncertain whether services we offer will achieve and sustain high levels of demand and market acceptance.

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

Subsidiaries

As of October 3, 2014 we do not have any subsidiaries.

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

Employees and Consultants

As of May 31, 2014, we did not have any full time or part time employees.  Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 25% of his time to us.  We currently engage independent contractors in the areas of accounting, legal, auditing services and corporate development.

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
Three months ended August 31, 2012	3.05	3.05
Three months ended November 30, 2012	3.05	3.05
Three months ended February 29, 2013	3.05	3.05
Three months ended May 31, 2013	3.05	3.05
Three months ended August 31, 2013	3.05	3.05
Three months ended November 30, 2013	3.05	3.05
Three months ended February 28, 2014	3.05	3.05
Three months ended May 31, 2014	3.05	3.05

Holders

As of October 3, 2014, there were approximately 13 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended May 31, 2014.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2014.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended May 31, 2014.

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

RESULTS OF OPERATIONS

Working Capital

	May 31,	May 31,
	2014 $	2013 $
Current Assets	$13,540	$47,044
Current Liabilities	$12,279	$7,524
Working Capital (Deficit)	$1,261	$39,520

Cash Flows

	Year ended May 31, 2014	Year ended May 31, 2013

Cash Flows (used in) Operating Activities	$(32,504)	$(32,016)
Cash Flows (used in) Investing Activities	$-	$(1,000)
Cash Flows provided by Financing Activities	$-	$78,000
Net Increase (decrease) in Cash During Period	$(32,504)	$44,984

Operating Revenues

During the years ended May 31, 2014 and 2013, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended May 31, 2014, we incurred operating expenses of $38,259 compared with operating expenses of $32,423 during the year ended May 31, 2013.

For the year ended May 31, 2014, we incurred a net loss of $38,259 compared with a net loss of $32,423 for the year ended May 31, 2013.

Liquidity and Capital Resources

As at May 31, 2014, we had a cash balance of $13,540 and total assets of $13,540 compared with $46,044 of cash and total assets of $47,044 as at May 31, 2013.  The decrease in cash was due to funds being used for operations.

As at May 31, 2014, we had total liabilities of $12,279 compared with total liabilities of $7,524 at May 31, 2013.  The increase in total liabilities was attributed to increased accounts payable.

As at May 31, 2014, we had a working capital surplus of $1,261 compared with a working capital surplus of $39,520 as at May 31, 2013.  The decrease in working capital surplus was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

Cash flow from Operating Activities

During the year ended May 31, 2014, we used cash of $32,504 for operating activities as compared to use of $32,016 during the year ended May 31, 2013.  The slight increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the year ended May 31, 2014 we used net cash of $nil in investing activities compared to $1,000 during the year ended May 31, 2013.

Cashflow from Financing Activities

During the year ended May 31, 2014, we received proceeds of $nil from financing activities compared with $78,000 during the year ended May 31, 2013.

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

Item 8.  Financial Statements and Supplementary Data

YANEX GROUP, INC.

TABLE OF CONTENTS

MAY 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Yanex Group, Inc.

VM Utrecht, Netherland

We have audited the accompanying balance sheet of Yanex Group, Inc., as of May 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yanex Group, Inc., as of May 31, 2014 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Yanex Group, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

St. Louis Park, MN

October 8, 2014

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Yanex Group, Inc.

Netherland

We have audited the accompanying balance sheet of Yanex Group, Inc., as of May 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yanex Group, Inc., as of May 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

September 13, 2013

YANEX GROUP, INC.

Balance Sheets

(Expressed in US dollars)

	May 31, 2014	May 31, 2013

ASSETS

Cash	$13,540	$46,044
Due from related party (Note 4)	–	1,000

Total Assets	$13,540	$47,044

LIABILITIES

Current Liabilities

Accounts payable	$8,779	$2,524
Accrued liabilities	3,500	5,000

Total Liabilities	12,279	7,524

Going Concern (Note 3)

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 shares	3,048	3,048

Additional paid-in capital	106,251	106,251

Accumulated deficit	(108,038)	(69,779)

Total Stockholders’ Equity	1,261	39,520

Total Liabilities and Stockholders’ Equity	$13,540	$47,044

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Operations

(Expressed in US dollars)

	Year Ended May 31, 2014	Year Ended May 31, 2013

Revenues	$–	$–

Expenses

General and administrative expenses	2,338	718
Professional fees	29,450	18,559
Transfer agent and filing fees	5,471	13,146
Bad debt expense	1,000	–

Total Expenses	38,259	32,423

Net Loss	$(38,259)	$(32,423)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding, Basic and Diluted	3,048,000	3,027,271

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statement of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, May 31, 2012	2,970,000	$2,970	$28,329	$(37,356)	$(6,057)

Sale of common stock 78,000 common shares at $1.00 par value $0.001	78,000	78	77,922	–	78,000

Net loss	–	–	–	(32,423)	(32,423)
Balance, May 31, 2013	3,048,000	3,048	106,251	(69,779)	39,520

Net loss	–	–	-	(38,259)	(38,259)

Balance, May 31, 2014	3,048,000	$3,048	$106,251	$(108,038)	$1,261

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended May 31, 2014	Year Ended May 31, 2013

Cash Flows from Operating Activities
Net loss for the period	$(38,259)	$(32,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,000	–
Changes in operating assets and liabilities:
Prepaid expenses	–	3,233
Accounts payable	4,755	(3,576)
Accrued liabilities	–	750
Net Cash Used In Operating Activities	(32,504)	(32,016)

Cash flows from Investing Activities
Issuance of loan receivable	–	(1,000)
Net Cash Used In Investing Activities	–	(1,000)

Cash flows from Financing Activities
Proceeds from issuance of common stock	–	78,000
Net Cash Provided by Financing Activities	–	78,000

Increase (Decrease) in Cash	(32,504)	44,984

Cash, Beginning of Period	46,044	1,060

Cash, End of Period	$13,540	$46,044

Supplemental Disclosures

Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

1.     Nature of Operations and Continuance of Business

Yanex Group, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010.  The Company business is to provide services in concept architecture, interior design projects and related services in Germany, and eventually expand into Europe and other countries.  The Company is a start-up company.

2.    Significant Accounting Policies

(a)

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

(b)

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

(c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)

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

(e)

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

(f)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2014 and May 31, 2013, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of May 31, 2014, the Company did not have any potentially dilutive shares.

(h)

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

3.         Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of May 31, 2014, the Company has not recognized any revenue and has an accumulated deficit of $108,038.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.         Related Party Transactions

As at May 31, 2014, $nil (May 31, 2013 – $1,000) is owed from the former President of the Company, which was unsecured, non-interest bearing, and due on demand. During the period ended May 31, 2014, the amount was written off as bad debt.

5.         Common Stock

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the year ended May 31, 2013, the Company issued 78,000 shares of common stock at $1 per share for total cash proceeds of $78,000.

As of May 31, 2014 and 2013 there were 3,048,000 shares of common stock issued and outstanding.

6.         Income Taxes

As of May 31, 2014, the Company had net operating loss carry forwards of approximately $108,038 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the years ended May 31, 2014 and 2013:

	2014	2013
Corporate income tax benefit attributable to:
Current Operations	$ 13,008	$ 11,024
Less: valuation allowance	(13,008)	(11,024)
Net provision for Corporate income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 36,733	$ 23,725
Less: valuation allowance	(36,733)	(23,725)
Net deferred tax asset	$ 0	$ 0

7.         Subsequent Events

On June 24, 2014, the Company appointed a new President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of May 31, 2014.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

KLJ & Associates, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended May 31, 2014 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Leonardo Correa Rodriguez	33	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

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

Leonardo Correa Rodriguez, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Rodriguez has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since June 24, 2014.  Mr. Rodriguez is a licensed attorney based in Bogota Colombia.  Mr. Rodriguez is a specialist in tax and business law and holds a law degree from the Autonomous University of Bucaramanga, in Bucaramanga, Colombia.  He also holds a Masters in Accounting from Jorge Tadeo Lozano University, in Bogota Colombia

Our director does not currently serve on the boards of other public companies.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2014 were filed.

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

Director Nominees

As of May 31, 2014 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended May 31, 2014.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leonardo Correa Rodriguez, President, CEO, CFO, Secretary, Treasurer and Director (1)	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Gustavo G. Sune Former President, CEO, CFO, Secretary, Treasurer and Director (2)	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

(1)

Leonardo Correa Rodriguez is our President, CEO, CFO Secretary, Treasurer and a director.

(2)

Gustavo G. Sune was a director and our President CEO, CFO Secretary, Treasurer and a director from May 28, 2012 to July 24, 2014.

Mr. Rodriguez spends approximately 25% of his time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2014, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of October 3, 2014, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of October 3, 2014, there were 3,048,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Leonardo Correa Rodriguez (1) Hooft Graaflandstraat 21 VM Utrecht, Netherland 3525	Nil	Nil (2)
	All Executive Officers and Directors as a Group	Nil	Nil (2)
Common	Kilo Holdings Ltd. 51A Dean Street Belize City, Belize	2,578,000	84.6 (2)

(1)

Leonardo Correa Rodriguez is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 3,048,000 as October 3, 2014.

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

Change of Control

As of May 31, 2014 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, KLJ & Associates, LLP and former auditor Silberstein Ungar, PLLC for the audit of our annual financial statements for the years ended May 31, 2014 and May 31, 2013 and any other fees billed for other services rendered during that period.

Description of Service	Year ended May 31, 2014 ($)	Year ended May 31, 2013 ($)
Audit fees	7,600	7,050
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	7,600	7,050

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended May 31, 2014

PART IV

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

YANEX GROUP INC.

Date: October 9, 2014	By:	/s/ Leonardo Correa Rodriguez
Leonardo Correa Rodriguez
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonardo Correa Rodriguez Leonardo Correa Rodriguez	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	October 9, 2014

