Form 10-Q
period 2014-11-30
YANEX GROUP, INC.
filed 2015-01-20
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 19, 2015 the registrant had 3,048,000 shares of common stock outstanding.

YANEX GROUP, INC.

PART I – FINANCIAL INFORMATION

YANEX GROUP, INC.

Financial Statements

November 30, 2014

(unaudited)

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

YANEX GROUP, INC.

Balance Sheets

(Expressed in US dollars)

	November 30, 2014 $	May 31, 2014 $
	(unaudited)

ASSETS

Cash	40	13,540
Prepaid expenses	271	–

Total Assets	311	13,540

LIABILITIES

Current Liabilities

Accounts payable	18,437	8,779
Accrued liabilities	2,000	3,500
Loans – related party (Note 3)	7,900	–

Total Liabilities	28,337	12,279

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 shares	3,048	3,048

Additional paid-in capital	106,251	106,251

Accumulated deficit	(137,325)	(108,038)

Total Stockholders’ Equity	(28,026)	1,261

Total Liabilities and Stockholders’ Equity		13,540

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended November 30, 2014 $	Three Months Ended November 30, 2013 $	Six Months Ended November 30, 2014 $	Six Months Ended November 30, 2013 $

Revenues	–	–	–	–

Expenses

General and administrative	33	74	2,033	164
Professional fees	16,950	2,200	20,950	8,450
Consulting fees	5,000	–	5,000	–
Transfer agent and filing fees	650	2,256	1,304	3,025
Bad debts	–	–	–	–

Total Expenses	22,633	4,530	29,287	11,639

Net Loss	(22,633)	(4,530)	(29,287)	(11,639)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	3,048,000	3,048,000	3,048,000	3,048,000

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six Months Ended November 30, 2014 $	Six Months Ended November 30, 2013 $

Operating Activities

Net loss for the period	(29,287)	(11,639)

Changes in operating assets and liabilities:

Prepaid expenses	(271)	–
Accounts payable	9,658	1,758
Accrued liabilities	(1,500)	(1,141)

Net Cash Used In Operating Activities	(21,400)	(11,022)

Investing Activities

Issuance of loan receivable	–	–

Net Cash Used In Investing Activities	–	–

Financing Activities

Proceeds from related party	7,900	–
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	7,900	–

Increase (Decrease) in Cash	(13,500)	(11,022)

Cash, Beginning of Period	13,540	46,044

Cash, End of Period	40	35,022

Non-cash Investing and Financing Activities:

Forgiveness of shareholder payable recorded as contributed capital	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Notes to the Financial Statements

November 30, 2014

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of November 30, 2014, the Company has not recognized any revenue and has an accumulated deficit of $137,325.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Significant Accounting Policies

(a)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2014, and the results of its operations and cash flows for the six month period ended November 30, 2014.  The results of operations for the period ended November 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

(f)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

2.   Significant Accounting Policies (continued)

(g)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of November 30, 2014 and May 31, 2014, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(h)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of November 30, 2014 and May 31, 2014, the Company did not have any potentially dilutive shares.

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

3.      Related Party Transactions

The Company has received $7,900 as loans from related parties.  The loans are payable on demand and without interest.

4.      Common Stock

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

As of August 31, 2014 and 2013 there were 3,048,000 shares of common stock issued and outstanding

5.      Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

We were founded in the State of Nevada on November 18, 2010.  We just recently started our operations.  We plan to work in the field of concept architectural, interior design projects and related areas in Germany initially and further spread the business in Europe and other countries.  We are a development stage company.  Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  Our common stock trades on the OTC Pink Sheets under the symbol “YNXG”.

Liquidity and Capital Resources

As of November 30, 2014, we had cash and cash equivalents of $311 and a working capital deficit of $28,026.  As of November 30, 2014 our accumulated deficit was $137,325.  For the three months ended November 30, 2014 our net loss was $22,633 compared to a net loss $4,530 during the same period in 2013.  This increase was due to an increase in professional and consulting fees.  For the six months ended November 30, 2014 our net loss was $29,287 compared to a net loss of $11,639 during the same period in 2013.  This increase was also due to an increase in professional and consulting fees.

We used net cash of $21,400 in operating activities for the six months ended November 30, 2014 compared to using net cash of $11,022 in operating activities for the same period in 2013.  We did not use any money in investing activities for the six months ended November 30, 2014 or November 30, 2014.  We received net cash of $7,900 from financing activities for the six months ended November 30, 2014 compared to $nil for the same period in 2013.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at November 30, 2014, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended November 30, 2014 compared to the three months ended November 30, 2013.

No Revenues

Since our inception on November 18, 2010 to November 30, 2014, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $22,633 for the three months ended November 30, 2014, compared to a net loss of $4,530 for the same period in 2013.  This increase was due to an increase in professional and consulting fees.  Our basic and diluted loss per share was $0.00 for the three months ended November 30, 2014, and $0.00 for the same period in 2013.

Expenses

Our total operating expenses increased from $4,530 to $22,633 for the three months ended November 30, 2014 compared to the same period in 2013.  This increase was due to an increase in professional and consulting fees.

Results of Operations for the six months ended November 30, 2014 compared to the six months ended November 30, 2013 and from inception to November 30, 2014.

No Revenues

Since our inception on November 18, 2010 to November 30, 2014, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $29,287 for the six months ended November 30, 2014, compared to a net loss of $11,639 for the same period in 2013.  This increase was due to an increase in professional and consulting fees. Our basic and diluted loss per share was $0.01 for the six months ended November 30, 2014, and $0.00 for the same period in 2013.

Expenses

Our total operating expenses increased from $11,639 to $29,287 for the six months ended November 30, 2014 compared to the same period in 2013.  This increase was due to an increase in professional and consulting fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of November 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of November 30, 2014, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of November 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of January 19, 2014 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

YANEX GROUP, INC.
(REGISTRANT)

Date: January 20, 2015	/s/ Leonardo Correa Rodriguez
Leonardo Correa Rodriguez
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)