Form 10-Q
period 2015-02-28
YANEX GROUP, INC.
filed 2015-04-20
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 19, 2015 the registrant had 3,048,000 shares of common stock outstanding.

YANEX GROUP, INC.

2

PART I – FINANCIAL INFORMATION

YANEX GROUP, INC.

(A Development Stage Company)

Financial Statements

February 28, 2015

(unaudited)

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

YANEX GROUP, INC.

Balance Sheets

(Expressed in US dollars)

(unaudited)

	February 28, 2015 $	May 31, 2014 $

ASSETS

Cash	4,621	13,540
Prepaid expenses	46	–

Total Assets	4,667	13,540

LIABILITIES

Current Liabilities

Accounts payable	4,400	8,779
Accrued liabilities	2,000	3,500
Loans – related party (Note 3)	32,900	–

Total Liabilities	39,300	12,279

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 shares	3,048	3,048

Additional paid-in capital	106,251	106,251

Deficit accumulated during the development stage	(143,932)	(108,038)

Total Stockholders’ Equity	(34,633)	1,261

Total Liabilities and Stockholders’ Equity	4,667	13,540

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended February 28, 2015 $	Three Months Ended February 28, 2014 $	Nine Months Ended February 28, 2015 $	Nine Months Ended February 28, 2014 $

Revenues	–	–	–	–

Expenses

General and administrative	–	174	2,033	338
Professional fees	4,968	8,700	25,918	16,900
Consulting fees	–	–	5,000	–
Transfer agent and filing fees	1,639	1,376	2,943	4,492
Bad debts	–	–	–	–

Total Expenses	6,607	10,250	35,894	21,730

Net Loss	(6,607)	(10,250)	(35,894)	(21,730)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	3,048,000	3,048,000	3,048,000	3,048,000

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine Months Ended February 28, 2015 $	Nine Months Ended February 28, 2014 $

Operating Activities

Net loss for the period	(35,894)	(21,730)

Changes in operating assets and liabilities:

Prepaid expenses	(46)	–
Accounts payable	(4,379)	34
Accrued liabilities	(1,500)	(1,500)

Net Cash Used In Operating Activities	(41,819)	(23,196)

Investing Activities

Issuance of loan receivable	–	–

Net Cash Used In Investing Activities	–	–

Financing Activities

Proceeds from related party	32,900	–
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	32,900	–

Increase (Decrease) in Cash	(8,919)	(23,196)

Cash, Beginning of Period	13,540	46,044

Cash, End of Period	4,621	22,848

Non-cash Investing and Financing Activities:

Forgiveness of shareholder payable recorded as contributed capital	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.     Nature of Operations and Continuance of Business

Yanex Group, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company business is to provide services in concept architecture, interior design projects and related services in Germany, and eventually expand into Europe and other countries. The Company is a start up company.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2015, the Company has not recognized any revenue and has an accumulated deficit of $143,932. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Significant Accounting Policies

(a)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2015, and the results of its operations and cash flows for the nine month period ended February 28, 2015. The results of operations for the period ended February 28, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

2. Significant Accounting Policies (continued)

(g)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2015 and May 31, 2014, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(h)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of February 28, 2015 and May 31, 2014, the Company did not have any potentially dilutive shares.

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

3.

Related Party Transactions

The Company has received $32,900 as loans from related parties. The loans are payable on demand and without interest.

4.

Common Stock

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the year ended May 31, 2013, the Company issued 78,000 shares of common stock at $1 per share for total cash proceeds of $78,000.

As of February 28, 2015 and 2014 there were 3,048,000 shares of common stock issued and outstanding.

5.

Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Liquidity and Capital Resources

As of February 28, 2015, we had cash and cash equivalents of $4,621 and a working capital deficit of $34,633.  As of February 28, 2015 our accumulated deficit was $143,932.  For the nine months ended February 28, 2015 our net loss was $35,894 compared to a net loss $21,730 during the same period in 2014.  This increase was due to an increase in professional fees.

We used net cash of $41,819 in operating activities for the nine months ended February 28, 2015 compared to using net cash of $23,196 in operating activities for the same period in 2014.  We did not use any money in investing activities for the nine months ended February 28, 2015 or for the same period ending in 2014.  We received net cash of $32,900 from financing activities for the nine months ended February 28, 2015 compared to $nil in financing activities for the same period in 2014.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at February 28, 2015, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended February 28, 2015 compared to the three months ended February 29, 2014.

No Revenues

Since our inception on November 18, 2010 to February 28, 2015, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $6,607 for the three months ended February 28, 2015, compared to a net loss of $10,250 for the same period in 2014.  This decrease in net loss was due to a decrease in professional fees.  Our basic and diluted loss per share was $0.00 for the three months ended February 28, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses decreased from $10,250 to $6,607 for the three months ended February 28, 2015 compared to the same period in 2014.  This decrease in expenses is mostly due to lower professional fees.

Results of Operations for the nine months ended February 28, 2015 compared to the nine months ended February 29, 2014

No Revenues

We did not earn any revenues during the nine months ending on February 28, 2015, nor did we earn any revenues earned during the same period in 2014.

Net Loss

We had a net loss of $35,894 for the nine months ended February 28, 2015, compared to a net loss of $21,730, for the same period in 2014.  This decrease in net loss was mostly due to lower transfer agent and filing fees.  Our basic and diluted net loss per share was $0.01 for the nine months ended February 28, 2015, and $0.01 for the same period in 2014.

Expenses

Our total operating expenses increased from $21,730 to $35,894 for the nine months ended February 28, 2015 compared to the same period in 2014.  This increase in expenses is mostly due to higher professional fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 28, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of February 28, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of April 19, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

YANEX GROUP, INC. (REGISTRANT)

Date: April 20, 2015	/s/ Leonardo Correa Rodriguez
Leonardo Correa Rodriguez
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)