Form 10-K
period 2015-05-31
YANEX GROUP, INC.
filed 2016-05-24
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-175146

YANEX GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	99-0363803
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

18881 Von Karman Ave. Suite 1440

Irvine, California 92618

(Address of principal executive offices)

(707) 714-1088

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]     No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]     No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ x ]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “ large accelerated filer and “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]          Accelerated file [ ]          Non-accelerated filer [ ]          Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ]     No [ x ]

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of November 30, 2014: $1,433,500

As of May 18, 2016 the registrant’s outstanding stock consisted of 3,048,000 common shares.

YANEX GROUP, INC.

TABLE OF CONTENTS

PART I

Item 1 Description of Business

Item 1A Risk Factors

Item 1B Unresolved Staff Comments

Item 2 Properties

Item 3 Legal Proceedings

Item 4 Mine Safety Disclosures

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

We do not have any subsidiaries.  Our principal office is located at 18881 Von Karman Ave. Suite 1440, Irvine, California 92618.  Our telephone number is (707) 714-1088.  Our fiscal year end is May 31.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have not generated any revenues from November 18, 2010 (date of inception) to May 31, 2015.

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

Competition

Winning customers will be critical to our ability to grow our business.  We are an un-established company, have a weak competitive position in the industry and have not yet earned any revenues.  We have an operational loss of $153,218 from November 18, 2010 (date of inception) to May 31, 2015.  We need capital to carry out our current business plan.  We also anticipate that we will require additional financing in order to execute our business plan.  We may not have sufficient financing to sustain our current operations.  Many of the companies with whom we compete have greater financial and technical resources than those available to us.  It is uncertain whether services we offer will achieve and sustain high levels of demand and market acceptance.

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

Subsidiaries

As of May 18, 2016 we do not have any subsidiaries.

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

Employees and Consultants

As of May 31, 2015, we did not have any full time or part time employees.  Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 25% of his time to us.  We currently engage independent contractors in the areas of accounting, legal, auditing services and corporate development.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located at 18881 Von Karman Ave. Suite 1440, Irvine, California 92618.

Item 3.  Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.  We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Mine Safety Disclosures

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
Three months ended August 31, 2013	3.05	3.05
Three months ended November 30, 2013	3.05	3.05
Three months ended February 29, 2014	3.05	3.05
Three months ended May 31, 2014	3.05	3.05
Three months ended August 31, 2014	3.05	3.05
Three months ended November 30, 2014	3.05	3.05
Three months ended February 28, 2015	3.05	3.05
Three months ended May 31, 2015	3.05	3.05

Holders

As of May 18, 2016, there were approximately 13 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended May 31, 2015.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2015.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended May 31, 2015.

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

RESULTS OF OPERATIONS

Working Capital

	May 31,	May 31,
	2015	2014
Current Assets	$1,019	$13,540
Current Liabilities	$44,938	$12,279
Working Capital (Deficit)	$(43,919)	$1,261

Cash Flows

	Year ended May 31, 2015	Year ended May 31, 2014

Cash Flows (used in) Operating Activities	$(45,421)	$(33,504)
Cash Flows (used in) Investing Activities	$—	$—
Cash Flows provided by Financing Activities	$—	$—
Net Increase (decrease) in Cash During Period	$(12,521)	$(32,504)

Operating Revenues

During the years ended May 31, 2015 and 2014, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended May 31, 2015, we incurred operating expenses of $45,180 compared with operating expenses of $38,259 during the year ended May 31, 2014.

For the year ended May 31, 2015, we incurred a net loss of $45,180 compared with a net loss of $38,259 for the year ended May 31, 2014.

Liquidity and Capital Resources

As at May 31, 2015, we had a cash balance of $1,019 and total assets of $1,019 compared with $13,540 of cash and total assets of $13,540 as at May 31, 2014.  The decrease in cash was due to funds being used for operations.

As at May 31, 2015, we had total liabilities of $44,938 compared with total liabilities of $12,279 at May 31, 2014.  The increase in total liabilities was attributed to increased accounts payable.

As at May 31, 2015, we had a working capital deficit of $43,919 compared with a working capital surplus of $1,261 as at May 31, 2014.  The decrease in working capital surplus was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

Cash flow from Operating Activities

During the year ended May 31, 2015, we used cash of $45,421 for operating activities as compared to use of $33,504 during the year ended May 31, 2014.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the year ended May 31, 2015 we used net cash of $nil in investing activities compared to $nil during the year ended May 31, 2014.

Cashflow from Financing Activities

During the year ended May 31, 2015, we received proceeds of $nil from financing activities compared with $nil during the year ended May 31, 2014.

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

Item 8.  Financial Statements and Supplementary Data

YANEX GROUP, INC.

Financial Statements

May 31, 2015

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Yanex Group, Inc.

We have audited the accompanying balance sheets of Yanex Group, Inc. as of May 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Yanex Group, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yanex Group, Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
May 23, 2016

 YANEX GROUP, INC.

Balance Sheets

(Expressed in US dollars)

	May 31, 2015 $	May 31, 2014 $

ASSETS Current assets

Cash	1,019	13,540

Total Assets	1,019	13,540

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	12,038	12,279
Loans from related party (Note 3)	32,900	—

Total Liabilities	44,938	12,279

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 shares	3,048	3,048

Additional paid-in capital	106,251	106,251

Accumulated deficit	(153,218)	(108,038)

Total Stockholders’ Equity (Deficit)	(43,919)	1,261

Total Liabilities and Stockholders’ Equity	1,019	13,540

YANEX GROUP, INC.

Statements of Operations

(Expressed in US dollars)

	Year Ended May 31, 2015 $	Year Ended May 31, 2014 $

Revenues	—	—

Expenses

General and administrative	2,033	2,338
Professional fees	31,763	29,450
Consulting fees	5,000	—
Transfer agent and filing fees	6,384	5,471
Bad debts	—	1,000

Total Expenses	45,180	38,259

Net Loss	(45,180)	(38,259)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	3,048,000	3,048,000

F-3

YANEX GROUP, INC.

Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
		$	$	$	$

Balance, May 31, 2013	3,048,000	3,048	106,251	(69,779)	39,520

Net loss	—	—	—	(38,259)	(38,259)

Balance, May 31, 2014	3,048,000	3,048	106,251	(108,038)	1,261

Net loss	—	—	—	(45,180)	(45,180)

Balance, May 31, 2015	3,048,000	3,048	106,251	(153,218)	(43,919)

YANEX GROUP, INC.

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended May 31, 2015 $	Year Ended May 31, 2014 $

Operating Activities

Net loss for the period	(45,180)	(38,259)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	1,000
Changes in operating assets and liabilities:

Prepaid expenses	—	—
Accounts payable	(241)	4,755
Accrued liabilities	—	—

Net Cash Used In Operating Activities	(45,421)	(32,504)

Investing Activities

Issuance of loan receivable	—	—

Net Cash Used In Investing Activities	—	—

Financing Activities

Proceeds from related party	32,900	—
Proceeds from issuance of common stock	—	—

Net Cash Provided by Financing Activities	32,900	—

Increase (Decrease) in Cash	(12,521)	(32,504)

Cash, Beginning of Period	13,540	46,044

Cash, End of Period	1,019	13,540

Non-cash Investing and Financing Activities:

Forgiveness of shareholder payable recorded as contributed capital	—	—

Supplemental Disclosures

Interest paid	—	—
Income tax paid	—	—

YANEX GROUP, INC.

Notes to the Financial Statements

May 31, 2015

(Expressed in US dollars)

1.     Nature of Operations and Continuance of Business

Yanex Group, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company business is to provide services in concept architecture, interior design projects and related services in Germany, and eventually expand into Europe and other countries. The Company is a start-up company.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2015, the Company has not recognized any revenue and has an accumulated deficit of $153,218. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

YANEX GROUP, INC.

Notes to the Financial Statements

May 31, 2015

(Expressed in US dollars)

2. Significant Accounting Policies (continued)

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2015 and May 31, 2014, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

YANEX GROUP, INC.

Notes to the Financial Statements

May 31, 2015

(Expressed in US dollars)

2. Significant Accounting Policies (continued)

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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of May 31, 2015, the Company did not have any potentially dilutive shares.

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

As at May 31, 2015, $32,900 (May 31, 2014 – $nil) is owed to a Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

Subsequent to May 31, 2015, the Company received a $4,000 loan from a Director, which is unsecured, non-interest bearing, and due on demand.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of May 31, 2015.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

KLJ & Associates, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended May 31, 2015 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Leonardo Correa Rodriguez	34	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

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

Leonardo Correa Rodriguez, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Rodriguez has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since June 24, 2015.  Mr. Rodriguez is a licensed attorney based in Bogota Colombia. Mr. Rodriguez is a specialist in tax and business law and holds a law degree from the Autonomous University of Bucaramanga, in Bucaramanga, Colombia. He also holds a Masters in Accounting from Jorge Tadeo Lozano University, in Bogota Colombia

Our director does not currently serve on the boards of other public companies.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2015 were filed.

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

Director Nominees

As of May 31, 2015 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended May 31, 2015.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leonardo Correa Rodriguez, President, CEO, CFO, Secretary, Treasurer and Director (1)	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

(1)	Leonardo Correa Rodriguez is our President, CEO, CFO Secretary, Treasurer and a director.

Mr. Rodriguez spends approximately 25% of his time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2015, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of May 18, 2016, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of May 18, 2016, there were 3,048,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Leonardo Correa Rodriguez (1) Hooft Graaflandstraat 21 VM Utrecht, Netherland 3525	2,578,000	84.3
	All Executive Officers and Directors as a Group	2,578,000	84.3

(1)	Leonardo Correa Rodriguez is our President CEO, CFO Secretary, Treasurer and a Director.

(2)	Calculated based on issued and outstanding shares of 3,048,000 as May 18, 2016.

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

Change of Control

As of May 31, 2015 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, KLJ & Associates, LLP for the audit of our annual financial statements for the years ended May 31, 2015 and May 31, 2014 and any other fees billed for other services rendered during that period.

Description of Service	Year ended May 31,	Year ended May 31,
	2015	2014
	($)	($)
Audit fees	7,600	7,600
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	7,600	7,600

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended May 31, 2015

PART IV

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

YANEX GROUP INC.

Date: May 24, 2016	By:	/s/ Leonardo Correa Rodriguez
Leonardo Correa Rodriguez
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonardo Correa Rodriguez Leonardo Correa Rodriguez	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	May 24, 2016

