Form 10-Q
period 2016-02-29
YANEX GROUP, INC.
filed 2016-06-13
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

YANEX GROUP, INC.

1

PART I – FINANCIAL INFORMATION

YANEX GROUP, INC.

Financial Statements

February 29, 2016

(Expressed in US dollars)

(unaudited)

Condensed Balance Sheets (unaudited)	F-1
Condensed Statements of Operations (unaudited)	F-2
Condensed Statements of Cash Flows (unaudited)	F-3
Notes to the Condensed Financial Statements (unaudited)	F-4 – F-6

2

YANEX GROUP, INC.

Balance Sheets

(Expressed in US dollars)

(Unaudited)

	February 29, 2016	May 31, 2015

ASSETS

Cash	$40	$1,019

Total Assets	40	1,019

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	23,552	12,038
Loans – related party (Note 3)	32,900	32,900

Total Liabilities	56,452	44,938

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 shares	3,048	3,048

Additional paid-in capital	106,251	106,251

Deficit accumulated during the development stage	(165,711)	(153,218)

Total Stockholders’ Equity	(56,412)	(43,919)

Total Liabilities and Stockholders’ Equity	40	1,019

YANEX GROUP, INC.

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015

Revenues	$—	$—	$—	$—

Expenses

General and administrative	—	—	—	2,033
Professional fees	105	4,968	6,956	25,918
Consulting fees	—	—	—	5,000
Transfer agent and filing fees	1,723	1,639	5,536	2,943

Total Expenses	1,828	6,607	12,492	35,894

Net Loss	(1,828)	(6,607)	(12,492)	(35,894)

Net Loss Per Share, Basic and Diluted	—	(0.01)	—	(0.01)

Weighted Average Shares Outstanding	3,048,000	3,048,000	3,048,000	3,048,000

YANEX GROUP, INC.

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015

Operating Activities

Net loss for the period	$(12,492)	$(35,894)

Changes in operating assets and liabilities:

Prepaid expenses	—	(46)
Accounts payable	11,513	(4,379)
Accrued liabilities	—	(1,500)

Net Cash Used In Operating Activities	(979)	(41,819)

Investing Activities

Issuance of loan receivable	—	—

Net Cash Used In Investing Activities	—	—

Financing Activities

Proceeds from related party	—	32,900

Net Cash Provided by Financing Activities	—	32,900

Increase (Decrease) in Cash	(979)	(8,919)

Cash, Beginning of Period	1,019	13,540

Cash, End of Period	40	4,621

Non-cash Investing and Financing Activities:

Forgiveness of shareholder payable recorded as contributed capital	—	—

Supplemental Disclosures

Interest paid	—	—
Income tax paid	—	—

YANEX GROUP, INC.

Notes to the Financial Statements

February 29, 2016

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 29, 2016, the Company has not recognized any revenue and has an accumulated deficit of $165,711. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2016, and the results of its operations and cash flows for the nine month period ended February 29, 2016. The results of operations for the period ended February 29, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

YANEX GROUP, INC.

Notes to the Financial Statements

February 29, 2016

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

YANEX GROUP, INC.

Notes to the Financial Statements

February 29, 2016

(Expressed in US dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(g)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 29, 2016 and May 31, 2015, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(h)	Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of February 29, 2016 and May 31, 2015, the Company did not have any potentially dilutive shares.

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

As at February 29, 2016, $32,900 (February 28, 2015 – $32,900) is owed to a Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4.	Common Stock

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

As of February 29, 2016 there were 3,048,000 shares of common stock issued and outstanding.

5.	Subsequent Events

Subsequent to February 29, 2016, the Company received a $24,970 loan from a Director, which is unsecured, non-interest bearing, and due on demand.

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

Liquidity and Capital Resources

As of February 29, 2016, we had cash and cash equivalents of $40 and a working capital deficit of $56,412. As of February 29, 2016 our accumulated deficit was $165,711. For the nine months ended February 29, 2016 our net loss was $12,492 compared to a net loss $35,894 during the same period in 2015. This decrease was due to a decrease in professional and consulting fees.

We used net cash of $979 in operating activities for the nine months ended February 29, 2016 compared to using net cash of $41,819 in operating activities for the same period in 2015. We did not use any money in investing activities for the nine months ended February 29, 2016 or for the same period ending in 2015. We received net cash of $nil from financing activities for the nine months ended February 29, 2016 compared to $32,900 in financing activities for the same period in 2015.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at February 29, 2016, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

3

Results of Operations for the three months ended February 29, 2016 compared to the three months ended February 29, 2015.

No Revenues

Since our inception on November 18, 2010 to February 29, 2016, we have not yet earned any revenues. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $1,828 for the three months ended February 29, 2016, compared to a net loss of $6,607 for the same period in 2015. This decrease in net loss was due to a decrease in professional and consulting fees. Our basic and diluted loss per share was $0.00 for the three months ended February 29, 2016, and $0.01 for the same period in 2015.

Expenses

Our total operating expenses decreased from $6,607 to $1,828 for the three months ended February 29, 2016 compared to the same period in 2015. This decrease in expenses is mostly due to lower professional and consulting fees.

Results of Operations for the nine months ended February 29, 2016 compared to the nine months ended February 29, 2015

No Revenues

We did not earn any revenues during the nine months ending on February 29, 2016, nor did we earn any revenues earned during the same period in 2015.

Net Loss

We had a net loss of $12,492 for the nine months ended February 29, 2016, compared to a net loss of $29,287, for the same period in 2015. This decrease in net loss was mostly due to lower professional and consulting fees. Our basic and diluted net loss per share was $0.00 for the nine months ended February 29, 2016, and $0.01 for the same period in 2015.

Expenses

Our total operating expenses decreased from $35,894 to $12,492 for the nine months ended February 29, 2016 compared to the same period in 2015. This decrease in expenses is mostly due to lower professional and consulting fees

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 29, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

4

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of February 29, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of February 29, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 29, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

5

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