Form 10-K
period 2016-05-31
YANEX GROUP, INC.
filed 2016-08-19
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-175146

YANEX GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	99-0363803
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

9830 6th Street, Suite 103

Rancho Cucamonga, California 91730

(Address of principal executive offices)

(855) 476-7679

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “ large accelerated filer and “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      .   Accelerated filer      .   Non-accelerated filer      .   Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes      . No  X .

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of November 30, 2015: $47,849

As of August 17, 2016 the registrant’s outstanding stock consisted of 33,048,000 common shares.

YANEX GROUP, INC.

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

Overview

We were founded in the State of Nevada on November 18, 2010, as an early stage company operating within the concept architectural, interior design project and related areas in Germany initially. Our plan was to operate in various architectural fields and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. Also, we intended to work with interior design view, visualization and renderings. After attempting to implement our business plan, we have determined that it would be in the best interest of the Company and our shareholders to seek out and identify potential acquisition partners, joint ventures or other strategic alliances.

Accordingly, on June 29, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Proto-Script Pharmaceuticals, Corp., a California corporation (“PSPC”), whereby the Company acquired 100% of the issued and outstanding common stock of PSPC, in exchange for Thirty Million (30,000,000) restricted shares of the Company’s common stock. Accordingly, PSPC became a wholly-owned subsidiary of the Company and the business direction of the Company has shifted to the business of PSPC.

We are a development stage company. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our common stock trades on the OTC Pink Sheets under the symbol “YNXG”.

We do not have any subsidiaries. Our principal office is located at 9830 6th Street, Suite 103, Rancho Cucamonga, California 91730. Our telephone number is (855) 476-7679. Our fiscal year end is May 31.

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have not generated any revenues from November 18, 2010 (date of inception) to May 31, 2016.

We are not involved in any bankruptcy, receivership or similar proceedings.

Who We Are:

The Company was incorporated under the laws of the State of California on June 27, 2001 under the name of Proto-Script Pharmaceuticals, Corp.

The Company’s primary source of revenue comes from the repair and rental of power wheelchairs and scooters. The Company deals with federal, state and private insurance providers such as Medicare, Medi-Cal, Nevada Care and Blue Cross among several others. PSPC has very limited dealings with non-insured cash patients. We have tangible assets comprised of company delivery vehicles, loaner wheelchairs, office equipment and furniture. Inventory is purchased on an as needed basis, typically when patients/customers are approved for coverage by their insurance provider. Intangible assets comprise of its current patient list and working relationships with the various insurance providers who refer their clients to us for their repair and rental needs.

Competitive Advantages

We qualify as a “small supplier” as defined by the Medicare competitive bidding program which we feel increases our changes of being awarded winning bids in the upcoming recompete rounds. Regulations stipulate that if 30% of winning companies do not fall under the small supplier category then more small suppliers must be added in essence making our changes one in three or better. We are able to meet our service standards by buying product only on an as needed basis. This prevents the Company from having to output cash before a purchase order is made.

All patients are pre-qualified before products are ordered and as such there is a low risk of non-payment. When the insurance provider refuses payment it is typically due to an error on the part of the staff in entering and/or submitting the claim. Upon re-entry the claim is typically successful.

Although we do a majority of our purchases from three different suppliers due to better-negotiated prices, we are able to buy the parts and products needed from various local and out of state suppliers.

Repair Sales Cycle

Our typical repair cycle is as follows:

1.

Patient lead

a.

New patient referral is sent to PSPC

b.

Current patient is called

c.

Current patient calls in

d.

New patient is obtained

2.

Patient information is gathered and insurance coverage eligibility is verified

3.

Upon verification a repair technician calls the patient for a preliminary telephone diagnosis

4.

Based on the repairs the technician believes is needed, a second eligibility check is done to confirm the patient qualifies for those specific repairs

5.

The office manager confirms a date and time range with the patient for the technician to pick up the equipment

6.

Routing information is passed on to the repair technician

7.

Repair technician sanitizes and loads a loaner wheelchair based on the patient’s specific needs and criteria

8.

Repair technician drops off the loaner chair, picks up the patient’s equipment and fills out the necessary paperwork

9.

The equipment is brought to the warehouse for a thorough diagnosis and forwarded to the office manager

a.

If is typical upon full diagnostic testing the technician finds other parts in need of replacement or repair

10.

Eligibility is ran for a third and final time to confirm insurance coverage including any new parts that may be needed

11.

The patient is contacted by the office manager to confirm the repairs that will be done and timeframe for expected delivery

12.

Upon complete repair of the equipment:

a.

Head technician does a final inspection on the equipment

b.

The paperwork is forwarded to the office manager to setup a date and time frame for equipment drop off

13.

Paperwork is forwarded to the billing department for processing

14.

The patient’s equipment is sanitized and prepared for delivery

15.

The equipment is delivered to the patient, the loaner is picked up and paperwork is filled by the patient

16.

The loaner equipment is returned to the warehouse, sanitized and stored

Operating Systems and Controls

The Company currently uses a combination of software for the daily business operations. The main billing and patient information software is being phased out and being be replaced by a more current software. We expect the new software to help reduce paper, redundancies, man-hours, mistakes and the potential loss of data while increasing the security of patient’s information. Our billing process will also be more efficient as secondary payers will be processed automatically and triggered at the earliest possible moment.

Growth Strategy

The dollar amount and frequency companies are allowed to bill patients and their insurance providers is set by Medicare and therefore our competitors in the same product categories must charge the same price. Margins can be increased by processing more patients and decreasing costs. PSPC has the ability to process more patients without increase overhead and labor cost. Additionally, the Company intends to advertise its billing services to other medical companies around the country. Companies in the durable medical equipment industry use standard Healthcare Common Procedure Coding System (HCPCS) in order to submit their invoices electronically to the insurance providers. Other companies can benefit from not needing in-house billing by hiring PSPC to process their payments for a rate of 3-5% of the revenue.

Competitive Bidding Area (CBA)

Since the Company does not currently hold a winning bid for one of the competitive bidding (as further explained below) areas (CBAs) it has the potential to significantly increase revenues by doing so. PSPC will also benefit from lower cost of goods because of the expected increase in volume. There are several criteria used to determine a company’s qualification and more than one company can awarded an area and product. We plan to aggressively target products, such as catheters, that don’t fall under CBA in the areas currently serviced of Southern California and Las Vegas.

Current Working Relationships

We employ several strategies to increase its revenue. One approach is to increase the referrals from the insurance providers by building relationships based on positive patient feedback. Insurance providers will refer a maximum of patients at any given time equivalent to the number of loaner equipment in stock. For example, by us having 120 loaner power wheelchairs in stock each provider will refer up to 120 patients at a given time.

Current Patient Database

A patient qualifies for repairs on their power wheelchair or scooter every six months to one year depending on the part that is in need of repair or replacing and a brand new power wheelchair every five years. The patient database is constantly being contacted to arrange for repair upon a prior successful eligibility check.

Intellectual Property

We have no patents or trademarks or applications pending.

Government Regulations

Numerous federal and state privacy and security laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology For Economic and Clinical Health Act (collectively HIPAA), govern the collection, dissemination, security, use and disclosure of patients’ individually-identifiable health information. As part of our provision of, and billing for, health care equipment and services, we are required to collect and maintain such protected patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action, state legislative actions or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payers. Moreover, the cost of complying with these standards could be significant. While we believe we comply in all material respects with HIPAA, and comparable state privacy and security requirements, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of these regulations. Sanctions for failure to comply with these federal and state laws include significant civil and criminal penalties. A violation could subject us to penalties, fines or possible exclusion from the Medicare or Medicaid programs. Such sanctions could adversely impact our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid

As part of the Social Security Amendments of 1965, Congress enacted the Medicare program, which provides for hospital, physician and other statutorily defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children.

Under existing Medicare laws and regulations, the sale and rental of our products is generally reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. Significant legislation affecting home medical equipment (HME) reimbursement has been signed into law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), the Medicare, Medicaid and Children’s Health Insurance Program (CHIP) and changes to these programs and acts could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Competitive Bidding Area (CBA)

The Durable Medical Equipment Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). The statute requires that Medicare replace the current fee schedule payment methodology for selected Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) items with a competitive bid process. The intent is to improve the effectiveness of the Medicare methodology for setting DMEPOS payment amounts, which will reduce beneficiary out-of-pocket expenses and save the Medicare program money while ensuring beneficiary access to quality items and services.

Under the program, a competition among suppliers who operate in a particular competitive bidding area is conducted. Suppliers are required to submit a bid for selected products. Not all products or items are subject to competitive bidding. Bids are submitted electronically through a web-based application process and required documents are mailed. Bids are evaluated based on the supplier’s eligibility, its financial stability and the bid price. Contracts are awarded to the Medicare suppliers who offer the best price and meet applicable quality and financial standards. Contract suppliers must agree to accept assignment on all claims for bid items and will be paid the bid price amount. The amount is derived from the median of all winning bids for an item.

The Centers for Medicare & Medicaid Services (CMS) is required by law to recompete contracts under the DMEPOS Competitive Bidding Program at least once every three years. The Round 2 and national mail-order program contract periods expire on June 30, 2016. The federal government awards contracts to companies in the durable medical equipment (DME) industry upon a successful bid to service the specific areas and products. Winners of bid reserve the right service the competitive bidding areas (CBAs) for a period of two years. After the two year period the contract holders lose their rights and the CBA all interested DME companies as requested to submit a bid.

PSPC does not currently hold a winning bid and has submitted a bid for Round 2 Recompete.

The Anti-Kickback Statute

Due to high fraud in the industry, companies such as ours that operate within the Medicare and Medicaid programs are subject to strict fraud and abuse laws often referred to as the “Anti-Kickback statute”. At the federal level, the Anti-Kickback statute prohibits any person from knowingly and willfully soliciting, receiving, offering or providing any remuneration, including a bribe, kickback or rebate, directly or indirectly, in return for or to induce the referral of patients, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participation in the federal health care programs.

CHAP Accreditation

We are voluntarily part of the Community Health Accreditation Program (CHAP) which is an industry recognized accreditation meeting high standards covering compliance requirements as prescribed by state and federal bodies. Payers and patients appreciated CHAP as a non-biased third-party approval of the company in the industry. CHAP also keeps the Company up-to-date with regulatory changes and provides ongoing education to staff to familiarize themselves on how to stay in compliance.

Competition

We operated in a highly competitive industry with few national competitors and several local, small and medium sized businesses. Our biggest competitor is Apria Healthcare Group, Inc. which has local national offices. Local competitors include Lincoln Medical and Westview Medical. Management believes that the number of competitors will decrease over the long run because of decreasing profit margins due to the competitive bidding programs implemented by the government. The nature of the competitive bidding encourages lower prices therefore forcing some companies out of businesses.

Employees

As of January 1, 2016, we have 13 full time employees. Our employees are not currently represented by a labor union of labor organization. These employees are spread out into various departments, including management, billing, sales and repair. The billing, sales and management are headquartered out of Rancho Cucamonga, CA, while Anaheim, CA serves as repair facilities with limited staff.

The Las Vegas office is the headquarters for Nevada as well as it serves as a repair facility. Anaheim and Las Vegas each have outside sales staff. All locations are required to be staffed for a minimum number of hours a week as required by state laws.

The sales department includes outside and inside sales people. Outside sales people host fall prevention seminars in order to generate leads. The seminars are held at care facilities and during the presentation the repair technician provides equipment cleaning and onsite repair at no cost.

Subsidiaries

As of August 17, 2016 we do not have any subsidiaries.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have an executive office located at 9830 6th Street, Suite 103, Rancho Cucamonga, California 91730.

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
Three months ended August 31, 2014	151.00	151.00
Three months ended November 30, 2014	151.00	151.00
Three months ended February 29, 2015	151.00	151.00
Three months ended May 31, 2015	151.00	151.00
Three months ended August 31, 2015	151.00	151.00
Three months ended November 30, 2015	151.00	151.00
Three months ended February 28, 2016	151.00	151.00
Three months ended May 31, 2016	151.00	0.21

Holders

As of August 17, 2016, there were approximately 7 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended May 31, 2016.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2016.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended May 31, 2016.

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

Overview

Our primary source of revenue comes from the repair and rental of power wheelchairs and scooters. We y deal with federal, state and private insurance providers such as Medicare, Medi-Cal, Nevada Care and Blue Cross among several others. We have very limited dealings with non-insured cash patients. We have tangible assets comprised of company delivery vehicles, loaner wheelchairs, office equipment and furniture. Inventory is purchased on an as needed basis, typically when patients/customers are approved for coverage by their insurance provider. Intangible assets comprise of its current patient list and working relationships with the various insurance providers who refer their clients to us for their repair and rental needs.

RESULTS OF OPERATIONS

Working Capital

	May 31,	May 31,
	2016	2015
Current Assets	$11,750	$1,019
Current Liabilities	$88,812	$44,938
Working Capital (Deficit)	($77,062)	($43,919)

Cash Flows

	Year ended May 31, 2016	Year ended May 31, 2015

Cash Flows (used in) Operating Activities	($38,209)	($45,421)
Cash Flows (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$48,940	$32,900
Net Increase (decrease) in Cash During Period	$10,731	($12,521)

Operating Revenues

During the years ended May 31, 2016 and 2015, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended May 31, 2016, we incurred operating expenses of $33,143 compared with operating expenses of $45,180 during the year ended May 31, 2015.

For the year ended May 31, 2016, we incurred a net loss of $33,143 compared with a net loss of $45,180 for the year ended May 31, 2015.

Liquidity and Capital Resources

As at May 31, 2016, we had a cash balance of $11,750 and total assets of $11,750 compared with $1,019 of cash and total assets of $1,019 as at May 31, 2015. The increase in cash was due to funds being raised for operations.

As at May 31, 2016, we had total liabilities of $88,812 compared with total liabilities of $44,938 at May 31, 2015. The increase in total liabilities was attributed to increased loans from related party.

As at May 31, 2016, we had a working capital deficit of $77,062 compared with a working capital deficit of $43,919 as at May 31, 2015. The increase in working capital deficit was due to an increase in current liabilities.

Cash flow from Operating Activities

During the year ended May 31, 2016, we used cash of $38,209 for operating activities as compared to use of $45,421 during the year ended May 31, 2015. The decrease in cash used for operating activities during the year was due to a decrease in payments of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the year ended May 31, 2016 we used net cash of $nil in investing activities compared to $nil during the year ended May 31, 2015.

Cashflow from Financing Activities

During the year ended May 31, 2016, we received proceeds of $48,940 from financing activities compared with $32,900 during the year ended May 31, 2015.

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

May 31, 2016

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Yanex Group, Inc.

We have audited the accompanying balance sheets of Yanex Group, Inc. as of May 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Yanex Group, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yanex Group, Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

August 18, 2016

YANEX GROUP, INC.

Balance Sheets

(Expressed in US dollars)

	May 31, 2016 $	May 31, 2015 $

ASSETS

Cash	11,750	1,019

Total Assets	11,750	1,019

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	6,972	12,038
Loans from related party (Note 3)	81,840	32,900

Total Liabilities	88,812	44,938

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 3,048,000 shares	3,048	3,048

Additional paid-in capital	106,251	106,251

Accumulated deficit	(186,361)	(153,218)

Total Stockholders’ Equity	(77,062)	(43,919)

Total Liabilities and Stockholders’ Equity	11,750	1,019

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Operations

(Expressed in US dollars)

	Year Ended May 31, 2016 $	Year Ended May 31, 2015 $

Revenues	–	–

Expenses

General and administrative	60	2,033
Professional fees	17,083	31,763
Consulting fees	9,000	5,000
Transfer agent and filing fees	7,000	6,384
Bad debts	–	–

Total Expenses	33,143	45,180

Net Loss	(33,143)	(45,180)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	3,048,000	3,048,000

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
		$	$	$	$

Balance, May 31, 2014	3,048,000	3,048	106,251	(108,038)	1,261
Net loss	–	–	–	(45,180)	(45,180)
Balance, May 31, 2015	3,048,000	3,048	106,251	(153,218)	(43,919)
Net loss	–	–	–	(33,143)	(33,143)
Balance, May 31, 2016	3,048,000	3,048	106,251	(186,361)	(77,062)

(The accompanying notes are an integral part of these financial statements)

YANEX GROUP, INC.

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended May 31, 2016 $	Year Ended May 31, 2015 $

Operating Activities

Net loss for the period	(33,143)	(45,180)

Changes in operating assets and liabilities:

Accounts payable	(5,066)	(241)

Net Cash Used In Operating Activities	(38,209)	(45,421)

Investing Activities

Net Cash Used In Investing Activities	–	–

Financing Activities

Proceeds from related party	48,940	32,900
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	48,940	32,900

Increase (Decrease) in Cash	10,731	(12,521)

Cash, Beginning of Period	1,019	13,540

Cash, End of Period	11,750	1,019

Non-cash Investing and Financing Activities:

Forgiveness of shareholder payable recorded as contributed capital	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2016, the Company has not recognized any revenue and has an accumulated deficit of $186,361. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F-8

2. Significant Accounting Policies (continued)

(d)

Financial Instruments (continued)

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

(f)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2016 and May 31, 2015, the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of May 31, 2016, the Company did not have any potentially dilutive shares.

F-8

2. Significant Accounting Policies (continued)

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

3. Related Party Transactions

As at May 31, 2016, $81,840 (May 31, 2015 – $32,900) is owed to a Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

As of May 31, 2016 there were 3,048,000 shares of common stock issued and outstanding.

5. Subsequent Events

Subsequent to May 31, 2016, the Company received a $17,450 loan from a Director, which is unsecured, non-interest bearing, and due on demand.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of May 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

KLJ & Associates, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended May 31, 2016 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Michelle Rico	48	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

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

Michelle Rico, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Rico has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since June 29, 2016. Ms. Rico has been the Chief Executive Officer of Proto-Script Pharmaceuticals, Corp. since 2011. She is a veteran of the medical industry, she has built a large nationwide network of clients. She has work experience with insurance companies, clinics, doctors’ offices, hospitals, pharmacies, and home medical equipment companies. She has experience in compliance, provider relations, case management, billing, marketing and sales in the HME industry. As an experienced leader, her expertise encompasses setting up and licensing DME and medical business; billing and billing software, management, logistics, policies and procedures, cost analysis, sales and marketing, finance and information technology. From start to finish, she brings a wealth of knowledge to all areas of HME. Her 20 plus years in the industry have given her extensive knowledge of the insurance industry and Medicare/Medicaid.

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

5.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2016 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Markets are not currently required to implement a code of ethics.

Director Nominees

As of May 31, 2016 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended May 31, 2016.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michelle Rico, President, CEO, CFO, Secretary, Treasurer and Director (1)	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
Leonardo Correa Rodriguez, Former President, CEO, CFO, Secretary, Treasurer and Director (1)	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

(1)

Michelle Rico is our President, CEO, CFO Secretary, Treasurer and a director.

Ms. Rico spends approximately 25% of her time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2016, we did not have any unexercised stock options held by any of our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of August 17, 2016, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of August 17, 2016, there were 3,048,000 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Michelle Rico (1) 9830 6th Street, Suite 103 Rancho Cucamonga, CA 91730	30,000,000	90.77
	All Executive Officers and Directors as a Group	30,000,000	90.77

(1)

Michelle Rico is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 33,048,000 as August 17, 2016.

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

Change of Control

As of May 31, 2016 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, KLJ & Associates, LLP for the audit of our annual financial statements for the years ended May 31, 2016 and May 31, 2015 and any other fees billed for other services rendered during that period.

Description of Service	Year ended May 31, 2016 ($)	Year ended May 31, 2015 ($)
Audit fees	7,600	7,600
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	7,600	7,600

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended May 31, 2016

PART IV

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

YANEX GROUP INC.

Date: August 18, 2016	By:	/s/ Michelle Rico
Michelle Rico
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michelle Rico Michelle Rico	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	August 18, 2016