Form 10-K/A
period 2016-05-31
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2016-11-07
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No      .

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 which the Registrant previously filed with the Securities and Commission on August 19, 2016 (the “Original Filing”).  The Registrant is filing this Amendment to make changes to the Original Filing in response to a comment letter that it has received from the Commission.  The Registrant has made the following changes:

(1)

Checked “Yes” on the cover page to indicate that it is not required to file reports pursuant to Section 13 of Section 15d of the Securities Exchange Act of 1934;

(2)

Included disclosure under Item 7 that the Management’s Discussion and Analysis of Financial Condition and Results of Operations section indicating that the financial information provided refers to the Registrant’s business prior to the merger disclosed in the Form 8-K, filed July 5, 2016; and

(3)

The Registrant revised the beneficial ownership table under Item 12 to include the 7.8% beneficial ownership of Leonardo Rodriguez.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

The following financial information relates to the Company as at the year ended May 31, 2016.

Subsequent to the date of this Report, the Company announced on July 5, 2016, on Form 8-K that the Company had entered into a Share Exchange Agreement with Proto-Script Pharmaceuticals, Corp., a California corporation. The following information, as presented, relates only to the pre-transaction Company.

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

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership (1)	Percent of Class (%)(2)
Michelle Rico 9830 6th Street, Suite 103 Rancho Cucamonga, CA 91730	Common	30,000,000	90.77%
All Officers and Directors as a Group (1)			90.77%
Leonardo Correa Rodriguez, Hooft Graaflandstraat 21 VM Utrecht, Netherland 3525 (3)	Common	2,578,000	7.80%

(1)

Michelle Rico is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 33,048,000 as August 17, 2016.

(3)

As of June 29, 2016, Mr. Rodriguez resigned as an officer and director of the Company.

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

YANEX GROUP INC.

Date: November 4, 2016	By:	/s/ Michelle Rico
Michelle Rico
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michelle Rico Michelle Rico	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	November 4, 2016