Form 10-Q
period 2016-06-30
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2016-11-18
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

      . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-175146

PROTO SCRIPT PHARMACEUTICAL CORP.

(Name of Small Business Issuer in its charter)

Nevada	99-0363803
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9830 6th Street, Suite 103 Rancho Cucamonga, California	91730
(Address of principal executive offices)	(Zip Code)

(855) 476-7679

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 17, 2016 the registrant had 3,048,000 shares of common stock outstanding.

PROTO SCRIPT PHARMACEUTICAL CORP.

PART I – FINANCIAL INFORMATION

PROTO SCRIPT PHARMACEUTICAL CORP.

Financial Statements

June 30, 2016

(Expressed in US dollars)

(unaudited)

Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

PROTO SCRIPT PHARMACEUTICAL CORP.

Condensed Balance Sheets

(Expressed in US dollars)

(Unaudited)

PROTO-SCRIPT PHARMACEUTICALS, CORP.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$16,528	$9,090
Accounts receivable, net	213,077	174,053
Other current assets	2,091	357
Total current assets	231,696	183,500

Property and equipment, net	13,103	15,441
Intangible assets, net	-	-
TOTAL ASSETS	$244,799	$198,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Bank overdraft	$51,724	$36,159
Accounts payable	21,535	23,944
Payroll liabilities	11,726	10,770
Other payables	75,826	65,826
TOTAL LIABILITIES	160,811	136,699

STOCKHOLDERS’ EQUITY
Common stock: authorized 500,000,000 common shares, no par, 33,048,000 and 3,048,000 issued and outstanding	33,048	33,048
Additional paid-in capital	-	-
Retained earnings	50,940	29,194
TOTAL STOCKHOLDERS' EQUITY	83,988	62,242
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$244,799	$198,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

PROTO-SCRIPT PHARMACEUTICALS, CORP.
Condensed Consolidated Statement of Operations
	(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales, net	$131,573	$233,680	$474,785	$545,431

Cost of goods sold	56,641	52,155	85,362	155,535

Gross profit	74,932	181,525	389,423	389,896

Operating expenses
Selling, general and administrative	142,682	193,531	308,085	408,576
Total operating expenses	142,682	193,531	308,085	408,576

Net income (loss)	$(67,750)	$(12,006)	$81,338	$(18,680)

Earnings (loss) per share - basic and diluted	$(0.02)	$(0.00)	$0.02	$(0.01)

Weighted average common shares - basic and diluted	$3,707,341	$3,048,000	$3,377,670	$3,048,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

PROTO-SCRIPT PHARMACEUTICALS, CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$81,338	$(18,680)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	2,338	41,823
Changes in operating assets and liabilities:
Accounts receivable	(39,024)	-
Other current assets	(1,734)	(47)
Accounts payable	(2,409)	6,348
Accrued liabilities	-	(900)
Payroll liabilities	956	2,422
Net cash provided by (used in) operating activities	41,465	30,966

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,363)
Net cash used in investing activities	-	(1,363)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft	15,565	21,557
Loan from (distributions to) stockholder, net	(59,592)	(68,506)
Advances from non-related party	10,000	-
Net cash provided by (used in) financing activities	(34,027)	(46,949)

Net cash increase (decrease) in cash	7,438	(17,346)
Cash at beginning of period	9,090	31,151
Cash at end of period	$16,528	$13,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROTO-SCRIPT PHARMACEUTICALS, CORP.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Proto-Script Pharmaceuticals, Corp. (the “Company”) was incorporated under the laws of the state of California on June 27, 2001 and currently operates as PSP Homecare (dba). The Company has contracts with Medicare, Medi-Cal, IEHP and various other state and governmental insurance providers. These contracts provide the Company the right to sell and repair durable medical equipment (“DME”). The Company bills the insurance providers for payment. The Company’s primary business is to repair power wheelchairs and scooters which are classified as DME products and reimbursable by healthcare insurance providers.

The Company’s health care insurance contracts allow it the ability to service patients nationally. The Company is seeking to expand its market through additional contracts and open several repair facilities throughout the continental United States. Currently the Company has repair facilities in Las Vegas, Nevada, Rancho-Cucamonga, and Anaheim, California.

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accounting policies of an entity are the specific accounting principles and the methods of applying those principles that are judged by the management of the entity to be the most appropriate in the circumstances to present fairly financial position, cash flows, and results of operations in accordance with generally accepted accounting principles (GAAP) and that, accordingly, have been adopted for preparing the consolidated financial statements.

The accounting policies adopted by an entity can affect significantly the presentation of its financial position, cash flows, and results of operations. Accordingly, the usefulness of financial statements for purposes of making economic decisions about the entity depends significantly upon the user's understanding of the accounting policies followed by the entity.

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company elected a December 31, year-end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Proto-Script Pharmaceuticals, Corp., a Nevada Corporation. All significant intercompany transactions and balances have been eliminated.

Cash

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimation of fair values in connection with the analysis of intangible assets for impairment and estimated useful lives for intangible assets and property and equipment.

Concentration of Risk

The Company maintains various bank accounts at financial institutions located in California and Nevada. Accounts at each bank are temporarily insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2016 and December 31, 2015 the Company had no uninsured cash balances. The Company experienced no losses from such accounts and management believes it places its cash on deposit with financial institutions that are financially stable.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense (loss recovery) for the six months ended June 30, 2016 and 2015 was $0 and $0, respectively.

Collectability

The Company is governed by Medicare standards and therefore agrees to accept the Medicare-approved amounts as the total payment for the service or item. The Company also agrees to bill Medicare and other or suppliers directly on behalf of the patient.

We report patient accounts receivable net of estimated allowances for doubtful accounts and adjustments. Patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payers and patients. Our process for estimating the allowance for doubtful accounts is based upon our assessment of historical and expected net collections and trends in reimbursement.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” The Company recognizes revenue when it provided the services, shipped the products and billed its customers, insurance companies, and government agencies, and no other significant obligations of the Company exist and collectability is reasonably assured. The Company’s billings are subject to insurance company and government regulatory agency adjustments. The Company revises the amount of revenue recognized when the insurance company and government regulatory adjustments are known to the Company. The adjustments to the amounts the Company can bill are changed approximately every five years when the government asks companies to submit a new bid. There is approximately one year between the time the Company is notified of any price changes until the time the new amounts come into effect.

Inventory

The Company purchases inventory from third party vendors, which consists of wheelchairs and scooters. Inventory, when carried if at all, represents finished goods, which is stated at lower of cost or market. The Company periodically reviews the value of items held in inventory and provides for write-downs or write-offs based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company generally purchases product when it has a firm sales or service order. At June 30, 2016 and December 31, 2015, the Company had no inventory on hand.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As June 30, 2016 and December 31, 2015, there were no impairment losses recognized for long-lived assets

Property and Equipment

Property and equipment are stated at cost and consists of a delivery vehicle, furniture and equipment. Depreciation is computed on the straight-line basis over 60 months, the estimated useful life.

Property and equipment consists of:

	June 30,	December 31,
	2016	2015

Computers & Equipment	$2,300	$2,300
Furniture & Fixtures	1,584	1,584
Machinery & Equipment	4,430	4,430
Truck & Auto	15,282	15,282
Total	23,596	23,596
Less accumulated depreciation	(10,493)	(8,155)
Property and equipment, net	$13,103	$15,441

For the six months ended June 30, 2016 and 2015, the Company recognized $2,338 and $1,824 in depreciation expense, respectively.

Intangible assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involves significant judgment.

During 2012, the Company purchased a competitor patient list for $230,000. The purchase price consisted of a cash payment of $35,000 and an installment purchase obligation of $195,000. At December 31, 2013, the installment purchase obligation was paid in full. The Company amortizes the patient list over its estimated useful life of 36 months.

During 2014, the Company purchased a competitor customer list for $10,000. Purchase price consisted of a cash payment of $10,000. The Company amortizes the customer list over its estimated useful life of 12 months.

Intangible assets consist of:

	June 30,	December 31,
	2016	2015

Patient list	$230,000	$230,000
Customer list	10,000	10,000
Total	240,000	240,000
Less accumulated amortization	(240,000)	(240,000)
Intangible assets, net	$-	$-

For the six months ended June 30, 2016 and 2015, the Company recognized $0 and $39,999 in amortization expense, respectively.

Income Taxes

The Company elected “S” corporation treatment for income tax purposes as provided for under §1362 of the Internal Revenue Code of 1986, as amended. An S corporation is generally not subject to federal income tax. During March 2015 the Company elected to terminate its “S” corporation status.

Income taxes are provided in accordance with ASC 740, Income Taxes. Deferred tax assets or liabilities are recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards available. Deferred tax expense (benefit) results from the net change during the period for its deferred tax assets and liabilities.

Deferred tax assets are reduced by valuation allowances when, in the opinion of management, it is more likely than not that some portion or all of its deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax nor minimum state franchise tax.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) by the weighted average number of common shares during the period. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during such period. Diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or common stock equivalent. Diluted earnings (loss) per share are the same as basic income (loss) per share due to no dilutive items having been issued by the Company.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) , which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, no par and is authorized to issue 500,000 common shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the Company’s common stock could, if they chose to do so, elect all of the directors of the Company.

During 2012 the Company’s shareholders, which consists of 3 individuals acquired 100% of the Company’s issued and outstanding common stock from a prior shareholder in a private transaction.

On March 17, 2015, Michelle Rico, the Company’s CEO, purchased all of the outstanding shares from the other stockholders to become the sole stockholder of the Company.

As of June 30, 2016 and December 31, 2015, there were 100,000 shares of common stock issued and outstanding of the Company.

See Note 4 for distribution to stockholder.

NOTE 4 – LOAN TO STOCKHOLDER

The Company advances and borrows money from time to time to/from a related party. As of December 31, 2014, the Company was owed $161,770 from the Company’s CEO and stockholder. These advances are unsecured and carry no interest or repayment terms. Provision for loan to stockholder at December 31, 2014 was $135,973 resulting in a net balance of $25,797.

At September 30, 2015, the balance owed to the Company from its CEO was $100,046. At September 30, 2015, the Company’s board of directors approved such amount outstanding as a distribution to stockholder in compensation for services provided by the CEO. In addition, during the quarter ended December 31, 2015, the Company advanced the CEO and additional $15,980. At December 31, 2015, the Company’s board of directors approved $15,980 as a distribution to stockholder in compensation for services provided by the CEO. The total of $116,026 is reflected as a distribution to stockholder in the accompanying statement of changes in stockholders’ equity.

During the six months ended June 30, 2016, the Company made distributions to stockholder of $59,592.

The loan to stockholder balance at June 30, 2016 and December 31, 2015 was $0 and $0, respectively.

NOTE 5 – OTHER PAYABLES

During the year ended December 31, 2014 the Company received $65,826 from two non-related parties, in order to fund working capital expenses. In addition, during the six months ended June 30, 2016, the Company received and additional $10,000 from a non-related party. The amounts are unsecured and carry no interest rate or repayment terms. One of the non-related parties purchased a controlling interest in a publicly traded company. At June 30, 2016 and December 31, 2015, the amount outstanding was $75,826 and $65,826, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases its office/warehouse space from various third parties.

•

Rancho Cucamonga, California - $2,700/month. Combined office and warehouse space of approximately 4,000 sq. ft. The lease has expired and the Company continues to lease the office and warehouse space on a month-to-month basis.

•

Las Vegas, Nevada - $1,370/month. Combined office and warehouse space of approximately 1,600 sq. ft. The lease has expired and the Company continues to lease the office and warehouse space on a month-to-month basis.

•

Anaheim, California - $1,222/month. Combined office and warehouse space of approximately 950 sq. ft. The lease has expired and the Company continues to lease the office and warehouse space on a month-to-month basis.

For the six months ended June 30, 2016 and 2015, the Company recognized $44,539 and $43,197, respectively, in rental or lease expense included in selling, general and administrative expense.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisition of certain intangible assets. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. During the three months ended June 30, 2016 and 2015, the Company did not face any claims or litigation.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We currently have one subsidiary, Proto-Script Pharmaceuticals, Corp., a California corporation. Our principal office is located at 9830 6th Street, Suite 103, Rancho Cucamonga, California 91730. Our telephone number is (855) 476-7679. Our fiscal year end is December 31.

We have incurred losses since our inception. We rely upon the sale of our securities to fund our operations. We have not generated any revenues from November 18, 2010 (date of inception) to June 30, 2016

We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $16,528 and a working capital surplus of $70,885. As of June 30, 2016 our accumulated stockholders’ equity was $83,988. For the three months ended June 30, 2016 our net loss was $67,750 compared to a net loss $12,006 during the same period in 2015. This increase was due to a decrease in sales. For the six months ended June 30, 2016 we had net income of $81,338 compared to a net loss of $18,680 during the same period in 2015. This increase in income was due to lower costs of goods sold as well as lower selling, general and administrative expenses.

We received net cash of $41,465 from operating activities for the six months ended June 30, 2016 compared to receiving net cash of $30,966 in operating activities for the same period in 2015. We did not use any money in investing activities for the six months ended June 30, 2016 compared to using net cash of $1,363 in investing activities for the six months ended June 30, 2016. We used net cash of $34,027 in financing activities for the six months ended June 30, 2016 compared to using $46,949 for the same period in 2015.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at June 30, 2016, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenues

For the three months ended June 30, 2016, we earned net sales revenues of $131,573 compared to net sales revenues of $233,680 for the same period in 2015. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Our total operating expenses decreased from $193,531 to $142,682 or the three months ended June 30, 2016 compared to the same period in 2015. This decrease was due to a decrease in selling, general and administrative expenses.

Net Loss

We incurred a net loss of $67,750 for the three months ended June 30, 2016, compared to a net loss of $12,006 for the same period in 2015. This increase was due to a decrease in sales. Our basic and diluted loss per share was $0.02 for the three months ended June 30, 2016, and $0.00 for the same period in 2015.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenues

For the six months ended June 30, 2016, we earned net sales revenues of $474,785 compared to net sales revenues of $545,431 for the same period in 2015.

Expenses

Our total operating expenses decreased from $408,576 to $308,085 for the six months ended June 30, 2016 compared to the same period in 2015. This decrease was due to a decrease in selling, general and administrative expenses

Net Loss

We earned net income of $81,338 for the six months ended June 30, 2016, compared to a net loss of $18,680 for the same period in 2015. This decrease in net loss was due to lower cost of goods sold and lower selling, general and administrative expenses. Our basic and diluted earnings per share was $0.02 for the six months ended June 30, 2016 compared to a loss per share of $0.01 for the same period in 2015.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of June 30, 2016, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 17, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

PROTO SCRIPT PHARMACEUTICAL CORP.
(REGISTRANT)

Date: November 18, 2016	/s/ Michelle Rico
Michelle Rico
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)