Form 10-Q/A
period 2016-06-30
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2016-12-07
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 17, 2016 the registrant had 33,048,000 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 which the Registrant previously filed with the Securities and Exchange Commission (the “Commission”) on November 18, 2016 (the “Original Filing”).  The Registrant is filing this Amendment in response to a comment letter received from the Commission to include disclosure regarding the reverse acquisition with Yanex Group, Inc. effective June 29, 2016.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

PROTO SCRIPT PHARMACEUTICAL CORP.

PART I – FINANCIAL INFORMATION

PROTO SCRIPT PHARMACEUTICAL CORP.

Financial Statements

June 30, 2016

(Expressed in US dollars)

(unaudited)

Condensed Balance Sheets (unaudited)	5
Condensed Statements of Operations (unaudited)	6
Condensed Statements of Cash Flows (unaudited)	7
Notes to the Condensed Financial Statements (unaudited)	8

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

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

On June 29, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Proto-Script Pharmaceuticals, Corp., a California corporation (“PSPC”), whereby the Company acquired 100% of the issued and outstanding common stock of PSPC, in exchange for Thirty Million (30,000,000) restricted shares of the Company’s common stock. Accordingly, PSPC became a wholly-owned subsidiary of the Company and the business direction of the Company has shifted to the business of PSPC. The transaction was accounted for as a reverse recapitalization transaction, given the fact that the Company held no net monetary assets at the date of the merger transaction. As PSPC is deemed to be the purchaser for accounting purposes under recapitalization accounting, these pro forma financial statements are presented as a continuation of PSPC.  The equity of PSPC is presented as the equity of the combined company and the capital stock account of PSPC is adjusted to reflect the par value of the outstanding and issued common stock of the legal acquirer (Yanex) after giving effect to the number of shares issued in the Share Exchange Agreement.

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

On June 29, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Proto-Script Pharmaceuticals, Corp., a California corporation (“PSPC”), whereby the Company acquired 100% of the issued and outstanding common stock of PSPC, in exchange for Thirty Million (30,000,000) restricted shares of the Company’s common stock. Accordingly, PSPC became a wholly-owned subsidiary of the Company and the business direction of the Company has shifted to the business of PSPC. The transaction was accounted for as a reverse recapitalization transaction, given the fact that the Company held no net monetary assets at the date of the merger transaction. As PSPC is deemed to be the purchaser for accounting purposes under recapitalization accounting, these pro forma financial statements are presented as a continuation of PSPC.  The equity of PSPC is presented as the equity of the combined company and the capital stock account of PSPC is adjusted to reflect the par value of the outstanding and issued common stock of the legal acquirer (Yanex) after giving effect to the number of shares issued in the Share Exchange Agreement.

As of June 30, 2016 and December 31, 2015, there were 33,048,000 and 3,048,000 shares of common stock issued and outstanding of the Company.

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

Overview

On June 29, 2016, we entered into a Share Exchange Agreement (the “Share Exchange”) with Proto-Script Pharmaceuticals, Corp., a California corporation (“PSPC”), whereby we acquired 100% of the issued and outstanding common stock of PSPC, in exchange for 30,000,000 restricted shares of our common stock.  Accordingly, PSPC became our wholly-owned subsidiary and our business direction has shifted to the business of PSPC.  The transaction was accounted for as a reverse recapitalization transaction, given the fact that we held no net monetary assets at the date of the merger transaction.  As PSPC is deemed to be the purchaser for accounting purposes under recapitalization accounting, the pro forma financial statements included in this quarterly report are presented as a continuation of PSPC.  The equity of PSPC is presented as the equity of the combined company and the capital stock account of PSPC is adjusted to reflect the par value of the outstanding and issued common stock of the legal acquirer (Yanex) after giving effect to the number of shares issued in the Share Exchange Agreement.

We are a development stage company. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our common stock trades on the OTC Pink Sheets under the symbol “PSCR”.

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

PROTO SCRIPT PHARMACEUTICAL CORP.
(REGISTRANT)

Date: December 7, 2016	/s/ Michelle Rico
Michelle Rico
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)