Form 10-Q
period 2016-09-30
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2017-01-06
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 30, 2016 the registrant had 330,480,000 shares of common stock outstanding.

PROTO SCRIPT PHARMACEUTICAL CORP.

PART I – FINANCIAL INFORMATION

PROTO SCRIPT PHARMACEUTICAL CORP.

Financial Statements

September 30, 2016

(Expressed in US dollars)

(unaudited)

Condensed Consolidated Balance Sheets (unaudited)

4

Condensed Consolidated Statements of Operations (unaudited)

5

Condensed Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Condensed Consolidated Financial Statements (unaudited)

7

PROTO SCRIPT PHARMACEUTICAL CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$5,796	$9,090
Accounts receivable, net	247,326	174,053
Other current assets	1,139	357
Total current assets	254,261	183,500

Property and equipment, net	14,865	15,441
Intangible assets, net	-	-
TOTAL ASSETS	$269,126	$198,941

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$82,234	$36,159
Accounts payable	14,688	23,944
Payroll liabilities	19,214	10,770
Other payables	75,826	65,826
Due to related party	99,290	-
Total current liabilities	291,252	136,699

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: authorized 500,000,000 common shares, $0.001 par, 330,480,000 and 300,000,000 issued and outstanding	330,480	300,000
Retained deficit	(352,606)	(237,758)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,126)	62,242
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$269,126	$198,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales, net	$213,826	$122,269	$688,611	$667,700

Cost of goods sold	39,396	6,215	124,758	161,750

Gross profit	174,430	116,054	563,853	505,950

Operating expenses
Selling, general and administrative	174,281	173,795	482,366	582,371
Total operating expenses	174,281	173,795	482,366	582,371

Net income (loss)	$149	$(57,741)	$81,487	$(76,421)

Earnings (loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares - basic and diluted	$330,480,000	$300,000,000	$310,345,401	$300,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$81,487	$(76,421)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation and amortization expense	3,576	61,928
Changes in operating assets and liabilities:
Accounts receivable	(73,273)	85,931
Other current assets	(782)	(607)
Accounts payable	(16,228)	(31,507)
Accrued liabilities	-	(900)
Payroll liabilities	8,444	3,198
Net cash provided by operating activities	3,224	41,622

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,000)	(3,364)
Net cash used in investing activities	(3,000)	(3,364)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft	46,075	4,840
Distributions to stockholder	(59,593)	(74,249)
Advances from non-related party	10,000	-
Net cash used in financing activities	(3,518)	(69,409)

Net decrease in cash	(3,294)	(31,151)
Cash at beginning of period	9,090	31,151
Cash at end of period	$5,796	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Proto Script Pharmaceutical Corp. (formerly Yanex Group, Inc.) (the “Company” or “Proto Script”) was incorporated under the laws of the State of Nevada on November 18, 2010. On October 13, 2016, the Company changed its name from Yanex Group, Inc. to Proto Script Pharmaceutical Corp.

Proto-Script Pharmaceuticals, Corp. (“PSPC”) was incorporated under the laws of the state of California on June 27, 2001 and currently operates as PSP Homecare (dba). PSPC has contracts with Medicare, Medi-Cal, IEHP and various other state and governmental insurance providers. These contracts provide PSPC the right to sell and repair durable medical equipment (“DME”). PSP bills the insurance providers for payment. PSPC’s primary business is to repair power wheelchairs and scooters which are classified as DME products and reimbursable by healthcare insurance providers.

Effective June 29, 2016, the Company and PSPC entered into a share exchange agreement whereby the Company acquired 100% of the issued and outstanding shares of common stock of PSPC, in exchange for 300,000,000 shares of the Company’s common stock. Upon completion of the transaction, the Company had an aggregate of 330,480,000 shares of common stock issued and outstanding. As a result of the share exchange agreement, PSPC is now a wholly owned subsidiary of the Company.

The exchange of shares with PSPC was accounted for as a reverse acquisition under the purchase method of accounting since the Company had no net monetary assets and PSPC obtained control of the Company. Accordingly, the merger of PSPC into the Company was recorded as a recapitalization of PSPC, PSPC being treated as the continuing entity. The historical financial statements presented are the financial statements of PSPC. The equity of PSPC is presented as the equity of the combined company and the capital stock account of PSPC is adjusted to reflect the par value of the outstanding and issued common stock of the legal acquirer (Proto Script) after giving effect to the number of shares issued in the share exchange agreement. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Proto Script, were $106,262.

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

Stock Split

On October 13, 2016, the Company affected a 10 for 1 forward stock split. All share and per share information has been retroactively restated to reflect this forward stock split.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, PSPC, and PSPC’s wholly-owned subsidiary, Proto-Script Pharmaceuticals, Corp., a Nevada Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2016 and December 31, 2015, the Company did not have any cash equivalents.

Concentration of Risk

The Company maintains various bank accounts at financial institutions located in California and Nevada. Accounts at each bank are temporarily insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2016 and December 31, 2015, the Company had no uninsured cash balances. The Company experienced no losses from such accounts and management believes it places its cash on deposit with financial institutions that are financially stable.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense (loss recovery) for the nine months ended September 30, 2016 and 2015 was $0 and $0, respectively.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

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

Inventory

The Company purchases inventory from third party vendors, which consists of wheelchairs and scooters. Inventory, when carried if at all, represents finished goods, which is stated at lower of cost or market. The Company periodically reviews the value of items held in inventory and provides for write-downs or write-offs based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company generally purchases product when it has a firm sales or service order. At September 30, 2016 and December 31, 2015, the Company had no inventory on hand.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As September 30, 2016 and December 31, 2015, there were no impairment losses recognized for long-lived assets.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed on the straight-line basis over 60 months, the estimated useful life.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

Property and equipment consists of:

	September 30,	December 31,
	2016	2015

Computers & Equipment	$2,300	$2,300
Furniture & Fixtures	1,584	1,584
Machinery & Equipment	4,430	4,430
Truck & Auto	18,282	15,282
Total	26,596	23,596
Less accumulated depreciation	(11,71)	(8,155)
Property and equipment, net	$14,865	$15,441

For the nine months ended September 30, 2016 and 2015, the Company recognized $3,576 and $2,762 in depreciation expense, respectively.

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

Intangible assets consist of:

	September 30,	December 31,
	2016	2015

Patient list	$230,000	$230,000
Customer list	10,000	10,000
Total	240,000	240,000
Less accumulated amortization	(240,000)	(240,000)
Intangible assets, net	$-	$-

For the nine months ended September 30, 2016 and 2015, the Company recognized $0 and $59,166 in amortization expense, respectively.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of September 30, 2016 and December 31, 2015, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

Prior to the transaction described in Note 1, PSPC was taxed as an S corporation for income tax purposes as provided for under §1362 of the Internal Revenue Code of 1986, as amended. Therefore, all income is required to be reported on the individual stockholder’s income tax returns. An S corporation is not a taxpaying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the financial statements prior to the June 29, 2016.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2016 and 2015; therefore, basic and diluted earnings (loss) per share are the same.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its financial statements.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s financial statements. Early adoption is permitted.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s financial statements. Early adoption is permitted.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Other Payables

During the year ended December 31, 2014, the Company received $65,826 from two non-related parties, in order to fund working capital expenses. In addition, during the nine months ended September 30, 2016, the Company received and additional $10,000 from a non-related party. The amounts are unsecured and carry no interest rate or repayment terms. One of the non-related parties purchased a controlling interest in a publicly traded company. At September 30, 2016 and December 31, 2015, the amount outstanding was $75,826 and $65,826, respectively.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

Note 4 – Related Party Transactions

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

During the nine months ended September 30, 2016, the Company made distributions to stockholder of $59,593.

The loan to stockholder balance at September 30, 2016 and December 31, 2015 was $0 and $0, respectively.

Due to related party

At September 30, 2016, $99,290 is due to a former director of the Company. The amount is unsecured, non-interest bearing and due on demand.

Note 5 – Stockholders’ Equity

In connection with the reverse merger transaction described in Note 1, the Company issued 30,480,000 shares for net liabilities of $106,262.

The Company prior to the reverse merger made a distribution to its sole stockholder of $59,593. Also $83,987 was reclassified from retained earnings to additional paid in capital as a result of PSPCs S corporation status being terminated.

On October 13, 2016, the Company affected a 10 for 1 forward stock split. All share and per share information has been retroactively restated to reflect this forward stock split.

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

For the nine months ended September 30, 2016 and 2015, the Company recognized $68,791 and $50,377, respectively, in rental or lease expense included in selling, general and administrative expense.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisition of certain intangible assets. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. During the nine months ended September 30, 2016 and 2015, the Company did not face any claims or litigation.

Item 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Proto Script Pharmaceutical Corp. (formerly Yanex Group, Inc.) (“we” or “Proto Script”) was incorporated under the laws of the State of Nevada on November 18, 2010. On October 13, 2016, we changed our name from Yanex Group, Inc. to Proto Script Pharmaceutical Corp.

Proto-Script Pharmaceuticals, Corp. (“PSPC”) was incorporated under the laws of the state of California on June 27, 2001 and currently operates as PSP Homecare (dba). PSPC has contracts with Medicare, Medi-Cal, IEHP and various other state and governmental insurance providers. These contracts provide PSPC the right to sell and repair durable medical equipment (“DME”). PSP bills the insurance providers for payment. PSPC’s primary business is to repair power wheelchairs and scooters which are classified as DME products and reimbursable by healthcare insurance providers.

Effective June 29, 2016, we and PSPC entered into a share exchange agreement whereby we acquired 100% of the issued and outstanding shares of common stock of PSPC, in exchange for 300,000,000 shares of our common stock. Upon completion of the transaction, we had an aggregate of 330,480,000 shares of common stock issued and outstanding. As a result of the share exchange agreement, PSPC is now our wholly owned subsidiary.

The exchange of shares with PSPC was accounted for as a reverse acquisition under the purchase method of accounting since we had no net monetary assets and PSPC obtained control of us. Accordingly, the merger of PSPC into us was recorded as a recapitalization of PSPC, PSPC being treated as the continuing entity. The historical financial statements presented are the financial statements of PSPC. The equity of PSPC is presented as the equity of the combined company and the capital stock account of PSPC is adjusted to reflect the par value of the outstanding and issued common stock of the legal acquirer (Proto Script, formerly Yanex) after giving effect to the number of shares issued in the share exchange agreement. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Proto Script (formerly Yanex), were $106,262.

Our health care insurance contracts allow us the ability to service patients nationally. We are seeking to expand our market through additional contracts and open several repair facilities throughout the continental United States. Currently we have repair facilities in Las Vegas, Nevada, Rancho-Cucamonga, and Anaheim, California.

Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern during the audit of our financial statements for the year ended December 31, 2015. Our common stock trades on the OTC Pink Sheets under the symbol “PSCR”.

Our principal office is located at 9830 6th Street, Suite 103, Rancho Cucamonga, California 91730. Our telephone number is (855) 476-7679. Our fiscal year end is December 31.

Recent Developments

On April 28, 2016, we were awarded a contract by the Center for Medicare & Medicaid Services that begins on July 1, 2016 and expires on December 31, 2018. The contract requires us to furnish certain items of Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) under the Medicare DMEPOS Competitive Bidding Program. Our revenue is expected to increase because of the contract.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

Sales

For the three months ended September 30, 2016, our net sales were $213,826 an increase of $91,557 compared to net sales of $122,269 for the same period in 2015. The increase is due to a new contract that were we awarded that began on July 1, 2016.

Cost of goods sold

For the three months ended September 30, 2016, our cost of goods sold were $39,396 an increase of $33,181 compared to $6,215 for the same period in 2015. The increase is due to the increase in net sales.

Operating expenses

For the three months ended September 30, 2016, our operating expenses were $174,281 an increase of $486 compared to $173,795 for the same period in 2015. The increase is not significant.

Net income (loss)

We generated net income of $149 for the three months ended September 30, 2016, compared to a net loss of $57,741 for the same period in 2015. This increase was due to an increase in sales.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Sales

For the nine months ended September 30, 2016, our net sales were $688,611 an increase of $20,911 compared to net sales of $667,700 for the same period in 2015. The increase is due to a new contract that were we awarded that began on July 1, 2016.

Cost of goods sold

For the nine months ended September 30, 2016, our cost of goods sold were $124,758 a decrease of $36,992 compared to $161,750 for the same period in 2015. The decrease lower product costs.

Operating expenses

For the nine months ended September 30, 2016, our operating expenses were $482,366 a decrease of $100,005 compared to $582,371 for the same period in 2015. The decrease is due to a decrease in amortization expense related to our intangible assets and a decrease in payroll and related costs.

Net income (loss)

We generated net income of $81,487 for the nine months ended September 30, 2016, compared to a net loss of $76,421 for the same period in 2015. This increase was due to lower cost of sales and lower operating expenses.

Liquidity and Capital Resources

As of September 30, 2016, we had $5,796 in cash.

At September 30, 2016, we had current assets of $254,261 and current liabilities of $291,252 resulting in a working capital deficit of $36,991. We had a working capital surplus of $46,801 at December 31, 2015. The change in working capital is principally a result of approximately $106,000 liabilities assumed in the reverse merger transaction. See Note 1 to the financial statements.

Net cash provided by operating activities was $3,224 during the nine months ended September 30, 2016, compared to $41,622 in net cash used during the nine months ended September 30, 2015. The decrease in cash provided by operating activities is due to changes in accounts receivable.

Cash flows used in investing activities were $3,000 during the nine months ended September 30, 2016 compared to $3,364 during the nine months ended September 30, 2015. The decrease in cash used in investing activities is fewer purchases of property and equipment.

Cash flows used in financing activities were $3,518 during the nine months ended September 30, 2016 compared to $69,409 during the nine months ended September 30, 2015. The decrease in cash used in financing activities is due an increase in cash overdraft and advances from non-related party offset by a reduction in distributions to stockholder.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense (loss recovery) for the nine months ended September 30, 2016 and 2015 was $0 and $0, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As September 30, 2016 and December 31, 2015, there were no impairment losses recognized for long-lived assets.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Prior to the transaction described in Note 1, PSPC was taxed as an S corporation for income tax purposes as provided for under §1362 of the Internal Revenue Code of 1986, as amended. Therefore, all income is required to be reported on the individual stockholder’s income tax returns. An S corporation is not a taxpaying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the financial statements prior to the June 29, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of September 30, 2016, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 5, 2017.

PROTO SCRIPT PHARMACEUTICAL CORP.

By:	/s/ Michelle Rico
Michelle Rico , Principal Executive Officer

By:	/s/ Michelle Rico
Michelle Rico , Principal Financial Officer and Principal Accounting Officer