Form 10-K
period 2016-12-31
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2017-09-20
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-175146

PROTO SCRIPT PHARMACEUTICAL CORP.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $3,855,599.58 based on our closing price of $0.21. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of September 14, 2017 the registrant’s outstanding stock consisted of 49,139,998 common shares.

PROTO SCRIPT PHARMACEUTICAL CORP.

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

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Proto Script" mean Proto Script Pharmaceutical Corp., unless otherwise indicated.

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

Accordingly, on June 29, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Proto-Script Pharmaceuticals, Corp., a California corporation (“PSPC”), whereby the Company acquired 100% of the issued and outstanding common stock of PSPC, in exchange for three Hundred Million (300,000,000) restricted shares of the Company’s common stock. Accordingly, PSPC became a wholly-owned subsidiary of the Company and the business direction of the Company has shifted to the business of PSPC.

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

Employees

As of September 14, 2017, we have 13 full time employees. Our employees are not currently represented by a labor union of labor organization. These employees are spread out into various departments, including management, billing, sales and repair. The billing, sales and management are headquartered out of Rancho Cucamonga, CA, while Anaheim, CA serves as repair facilities with limited staff.

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

Subsidiaries

As of September 14, 2017 we do not have any subsidiaries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have an executive office located at 9830 6th Street, Suite 103, Rancho Cucamonga, California 91730.

Item 3. Legal Proceedings

In November 2016, the company was sued by Independent Medical for amount owing to them of ($26,013.01). They subsequently garnished the company’s bank account for the same amount. Lawsuit is still pending.

In July 2017, Power Up Lending Group filed a suit against the Company for failing to file Form 10-K for the period ending December 31, 2016. The plaintiff is demanding immediate payment of $305,250.00 together with interest and default interest, plus legal costs.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Pink Sheets under the symbol “PRSC”. Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Pink Sheets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink Sheets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low closing prices of our common shares on the OTC Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
Three months ended March 31, 2015	151.00	151.00
Three months ended June 30, 2015	151.00	151.00
Three months ended September 30, 2015	151.00	151.00
Three months ended December 31, 2015	151.00	151.00
Three months ended March 31, 2016	151.00	151.00
Three months ended June 30, 2016	151.00	0.21
Three months ended September 30, 2016	2.75	0.21
Three months ended December 31, 2016	5.00	0.315

Holders

As of September 14, 2017, there were approximately 8 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended December 31, 2016.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2016.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended December 31, 2016.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2016	2015
Current Assets	$144,646	$183,500
Current Liabilities	$489,927	$136,699
Working Capital (Deficit)	$(345,281)	$46,801

Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015

Cash Flows provided by Operating Activities	$44,105	$38,073
Cash Flows (used in) Investing Activities	$(15,226)	$(6,064)
Cash Flows provided by (used in) Financing Activities	$(34,462)	$(54,070)
Net (decrease) in Cash During Period	$(5,583)	$(22,061)

Operating Revenues

During the years ended December 31, 2016 we earned net revenues of $788,960 compared to $881,442 for the year ended December 31, 2015. Decrease revenues are due to competitive bidding to get business that company went through in year 2016. This reduced the prices that company was getting in the previous years. Medicare also cut their rates

Cost of Goods Sold and Gross Profit

During the year ended December 31, 2016 we spent a total of $224,490 on cost of goods sold, compared to $187,147 for the year ended December 31, 2015. Increase in Cost of Goods Sold is due to having to purchase new equipment for new rental side of the business.

During the year ended December 31, 2016, our gross profit was $564,470, compared to $694,295 for the year ended December 31, 2015. Decrease in gross profit is due to purchase of wheel chairs for rental business.

Operating Expenses and Net Loss

During the year ended December 31, 2016, we incurred operating expenses of $862,553 compared with operating expenses of $840,981 during the year ended December 31, 2015. This increase can be attributed to us buying and van and hiring a driver for it.

For the year ended December 31, 2016, we incurred a net loss of $7,182,722 compared with a net loss of $145,249 for the year ended December 31, 2015. Increase in loss is due to issuance of shares for debit settlement. The shares issued had to be settled at $0.51, price at the time of share issuance.

Liquidity and Capital Resources

As at December 31, 2016, we had a cash balance of $3,507 and total assets of $170,191 compared with $9,090 of cash and total assets of $198,941 as at December 31, 2015. Decrease in assets are due to decrease in accounts receivable and increase in property and equipment.

As at December 31, 2016, we had total liabilities of $489,927 compared with total liabilities of $136,699 at December 31, 2015. Increase is due to increase in Accounts Payables.

As at December 31, 2016, we had a working capital deficit of $345,281 compared with a working capital deficit of $46,801 as at December 31, 2015. The increase in working capital deficit was due to an increase in current liabilities.

Cash flow from Operating Activities

During the year ended December 31, 2016, we received cash of $44,105 from operating activities as compared to receiving cash of $38,073 during the year ended December 31, 2015. The increase in cash received from operating activities during the year was due to an increase in accounts payable.

Cash flow from Investing Activities

During the year ended December 31, 2016 we used net cash of $15,226 in investing activities compared to $6,064 during the year ended December 31, 2015. This increase is due to more equipment bought for rental business.

Cash flow from Financing Activities

During the year ended December 31, 2016, we used net cash of $34,462 from financing activities compared with using net cash of $54,070 during the year ended December 31, 2015. This decrease is due to decrease in stockholder investments.

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

PROTO SCRIPT PHARMACEUTICAL CORP.

FINANCIAL STATEMENTS

December 31, 2016

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Proto Script Pharmaceutical, Corp.

We have audited the accompanying balance sheet of Proto Script Pharmaceutical, Corp. as of December 31, 2016 the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Proto Script Pharmaceutical, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proto Script Pharmaceutical, Corp. as of December 31, 2016, the results of their operations, and their cash flows, for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (1) to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
September 19, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Proto Script Pharmaceuticals Corp.

We have audited the accompanying consolidated balance sheet of Proto Script Pharmaceuticals Corp. (the "Company”) as of December 31, 2015 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and the results of their consolidated operations, changes in stockholders’ equity and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidate financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

June 17, 2016, except for the effects of the reverse merger effective on June 29, 2016 as described in Note 1 and the 10 for 1 forward stock split effective on October 13, 2016 as described in Note 5.

PROTO SCRIPT PHARMACEUTICAL CORP.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$3,507	$9,090
Accounts receivable, net	140,000	174,053
Other current assets	1,139	357
Total current assets	144,646	183,500

Property and equipment, net	25,545	15,441
Intangible assets, net	-	-
TOTAL ASSETS	$170,191	$198,941

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$51,290	$36,159
Accounts payable	157,490	23,944
Accrued compensation	75,000	-
Payroll liabilities	21,406	10,770
Other payables	167,411	65,826
Due to related party	17,330	-
Total current liabilities	489,927	136,699

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: authorized 500,000,000 common shares, $0.001 par, 344,139,998 and 300,000,000 issued and outstanding (1)	344,140	300,000
Preferred Stock: authorized 100,000,000 preferred shares, $.001 par, None issued and outstanding	-	-
Additional paid-in capital	6,952,939	-
Accumulated deficit	(7,616,815)	(237,758)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(319,736)	62,242
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$170,191	$198,941

_________________

(1)	The issued and outstanding shares of common stock have been restated to reflect the effects of the reverse merger effective on June 29, 2016 as described in Note 1 and the 10 for 1 forward stock split effective on October 13, 2016 as described in Note 5.

The accompanying notes are an integral part of these  financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Statement of Operations

	Years Ended December 31,
	2016	2015

Sales, net	$788,960	$881,442

Cost of goods sold	224,490	187,147

Gross profit	564,470	694,295

Operating expenses
Selling, general and administrative	862,553	840,981
Total operating expenses	862,553	840,981

Operating loss	(298,083)	(146,686)

Other income (expense)
Loss on the settlement of debt	(6,884,639)	-
Other income	-	1,437
Total other income (expense)	(6,884,639)	1,437

Net income (loss)	$(7,182,722)	$(145,249)

Earnings (loss) per share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares - basic and diluted	$316,302,295	$300,000,000

The accompanying notes are an integral part of these  financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2016 and 2015

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2014	300,000,000	$300,000	$-	$23,517	323,517

Net loss	-	-	-	(145,249)	(145,249)

Distribution to stockholder	-	-	-	(116,026)	(116,026)

Balance, December 31, 2015	300,000,000	300,000	-	(237,758)	62,242

Net loss	-	-	-	(7,182,722)	(7,182,722)

Distribution to stockholder	-	-	-	(59,593)	(59,593)

Shares issued in connection with reverse merger transaction	30,480,000	30,480	-	(136,742)	(106,262)

Shares issued for debt settlement	13,659,998	13,660	6,952,939	-	6,966,599

Balance, December 31, 2016	344,139,998	$344,140	$6,952,939	$(7,616,815)	$(319,736)

The accompanying notes are an integral part of these  financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Statements of Cash Flows

	Years Ended December 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,182,722)	$(145,249)
Adjustments to reconcile loss to cash provided by operating activities:
Depreciation and amortization expense	5,122	75,846
Allowance for doubtful accounts	(19,680)	51,990
Loss on settlement of debt	6,884,639	-
Changes in operating assets and liabilities:
Accounts receivable	53,733	85,499
Other current assets	(782)	(357)
Accounts payable	126,574	(26,734)
Accrued compensation	75,000	-
Accrued liabilities	-	(900)
Payroll liabilities	10,636	(2,022)
Other payables	91,585	-
Net cash provided by operating activities	44,105	38,073

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,226)	(6,064)
Net cash used in investing activities	(15,226)	(6,064)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft	15,131	36,159
Distributions to stockholder	(59,593)	(90,229)
Advances from non-related party	10,000	-
Net cash used in financing activities	(34,462)	(54,070)

Net decrease in cash	(5,583)	(22,061)
Cash at beginning of period	9,090	31,151
Cash at end of period	$3,507	$9,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend to stockholder	$-	$116,026
Common stock issued for the settlement of debt	$81,960	$-

The accompanying notes are an integral part of these financial statements.

PROTO-SCRIPT PHARMACEUTICALS, CORP.

Notes to the  Financial Statements

For the Years Ended December 31, 2016 and 2015

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

Effective June 29, 2016, the Company and PSPC entered into a share exchange agreement whereby the Company acquired 100% of the issued and outstanding shares of common stock of PSPC, in exchange for 300,000,000 shares of the Company’s common stock. Upon completion of the transaction, the Company had an aggregate of 330,480,000 shares of common stock issued and outstanding. As a result of the share exchange agreement, PSPC was a wholly owned subsidiary of the Company.

The exchange of shares with PSPC was accounted for as a reverse acquisition under the purchase method of accounting since the Company had no net monetary assets and PSPC obtained control of the Company. Accordingly, the merger of PSPC into the Company was recorded as a recapitalization of PSPC, PSPC being treated as the continuing entity. The historical financial statements presented are the financial statements of PSPC. The equity of PSPC is presented as the equity of the combined company and the capital stock account of PSPC is adjusted to reflect the par value of the outstanding and issued common stock of the legal acquirer (Proto Script) after giving effect to the number of shares issued in the share exchange agreement. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Proto Script, were $106,262.  PSPC has subsequently been merged into the Company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses of $7,182,722 and $145,249 for years ended December 31, 2016 and 2015, respectively and at December 31, 2016 had a stockholders’ deficit of $319,736. The Company’s ability to continue as a going concern for the next twelve (12) months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise equity capital to the Company as necessary to fund expenditures until the Company’s planned principal operations can generate sufficient cash flows to sustain operations. No assurance can be made that these efforts will be successful and sustain the Company for a reasonable period of time.

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2016 and 2015, the Company did not have any cash equivalents.

Concentration of Risk

The Company maintains various bank accounts at financial institutions located in California and Nevada. Accounts at each bank are temporarily insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2016 and 2015, the Company had no uninsured cash balances. The Company experienced no losses from such accounts and management believes it places its cash on deposit with financial institutions that are financially stable.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense (loss recovery) for the years ended December 31, 2016 and 2015 was $(46,716) and $51,990, respectively.

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

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” The Company recognizes revenue at the time the services has been provided or the product has been shipped, and no other significant obligations of the Company exist and collectability is reasonably assured. The Company’s billings are subject to insurance company and government regulatory agency adjustments. The Company revises revenue, net of insurance company and government regulatory adjustments are known to the Company. The adjustments to the amounts the Company can bill are changed approximately every five years when the government asks companies to submit a new bid. There is approximately one year between the time the Company is notified of any price changes until the time the new amounts come into effect.

Inventory

The Company purchases inventory from third party vendors, which consists of wheelchairs and scooters. Inventory, when carried if at all, represents finished goods, which is stated at lower of cost or market. The Company periodically reviews the value of items held in inventory and provides for write-downs or write-offs based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company generally purchases product when it has a firm sales or service order. At December 31, 2016 and 2015, the Company had no inventory on hand.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of December 31, 2016 and 2015, there were no impairment losses recognized for long-lived assets.

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

Property and equipment consists of:

	December 31,	December 31,
	2016	2015

Computers & Equipment	$2,300	$2,300
Furniture & Fixtures	13,810	1,584
Machinery & Equipment	4,430	4,430
Truck & Auto	18,282	15,282
Total	38,822	23,596
Less accumulated depreciation	(13,277)	(8,155)
Property and equipment, net	$25,545	$15,441

For the years ended December 31, 2016 and 2015, the Company recognized $5,122 and $3,902 in depreciation expense, respectively.

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

Intangible assets consist of:

	December 31,	December 31,
	2016	2015

Patient list	$230,000	$230,000
Customer list	10,000	10,000
Total	240,000	240,000
Less accumulated amortization	(240,000)	(240,000)
Intangible assets, net	$-	$-

For the years ended December 31, 2016 and 2015, the Company recognized $0 and $71,944 in amortization expense, respectively.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of December 31, 2016 and 2015, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Related Party Transactions

Related party transactions are arms-length transactions and are reviewed and approved by the Company’s board of directors. For a detail of related party transactions, see Note 4.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

.In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Other Payables

During the year ended December 31, 2014, the Company received $65,826 from two non-related parties, in order to fund working capital expenses. In addition, during the year ended December 31, 2016, the Company received an additional $10,000 from a non-related party and a non-related party also paid $91,585 of professional fees on behalf of the Company. The amounts are unsecured and carry no interest rate or repayment terms. At December 31, 2016 and 2015, the amount outstanding was $167,411 and $65,826, respectively.

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

During the year ended December 31, 2016, the Company made distributions to stockholder of $59,593.

The loan to stockholder balance at December 31, 2016 and 2015 was $0 and $0, respectively.

At December 31, 2016, $45,000 of the accrued compensation was due to the Company’s CEO and majority stockholder.

Due to related party

At December 31, 2016, $17,330 is due to a former director of the Company. The amount is unsecured, non-interest bearing and due on demand.

Note 5 – Stockholders’ Equity

In connection with the reverse merger transaction described in Note 1, the Company issued 30,480,000 shares for net liabilities of $106,262.

The Company prior to the reverse merger made a distribution to its sole stockholder of $59,593 in 2016 and the Company made distribution to its sole stockholder of $116,026 during the year ended December 31, 2015.

During 2016 the Company issued 13,659,998 shares of common stock in settlement of $81,960 in amounts due to related parties. The shares were valued based on the closing stock price of the Company’s common stock on the settlement date which resulted in a loss on settlement of debt of $6,884,639.

On October 13, 2016, the Company affected a 10 for 1 forward stock split. All share and per share information has been retroactively restated to reflect this forward stock split.

As of December, 31, 2016, the company had no issued or outstanding preferred shares.

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

For the years December 31, 2016 and 2015, the Company recognized $90,479 and $70,666, respectively, in rental or lease expense included in selling, general and administrative expense.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisition of certain intangible assets. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. During the years ended December 31, 2016 and 2015, the Company did not face any claims or litigation.

Note 7 – Income Taxes

Prior to the transaction described in Note 1, the Company was taxed as an S corporation for income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to its stockholders in accordance with their respective percentage ownership. As such, no recognition of federal or state income taxes for the Company has been provided for the year ended December 31, 2015 or from January 1, 2016 to June 29, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2016 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2016.

A reconciliation of the differences between the effective and statutory income tax rates for year ended December 31, 2016:

	Amount	Percent

Federal statutory rates	$(2,442,125)	34.0%
State income taxes	(359,136)	5.0%
Pass through loss to LLC members	(31,722)	0.4%
Loss on settlement of debt	2,685,009	-37.4%
Valuation allowance against net deferred tax assets	147,974	-2.0%
Effective rate	$-	0.0%

At December 31, 2016, the significant components of the deferred tax assets are summarized below:

Deferred income tax asset
Net operating loss carryforwards	147,974
Total deferred income tax asset	147,974
Less: valuation allowance	(147,974)
Total deferred income tax asset	$-

The valuation allowance increased by $147,974 in 2016 as a result of the Company generating additional net operating losses.

The Company has recorded as of December 31, 2016 a valuation allowance of $147,974, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2016 and 2015.

The Company has net operating loss carry-forwards of approximately $379,000. Such amounts are subject to IRS code section 382 limitations and expire in 2030. The 2014 to 2016 tax years are still subject to audit. As an S corporation, through June 29, 2016, in the event of an examination of the Company’s tax return for the periods prior to June 30, 2016, the tax liability of the members could be changed if an adjustment in the Company’s income (loss) is ultimately sustained by the taxing authorities.

Note 8 – Legal Proceedings

In November 2016, the company was sued by Independent Medical for amount owing to them of ($26,013.01). They subsequently garnished the company’s bank account for the same amount. Lawsuit is still pending.

Note 9 – Subsequent Events

On January 31, 2017, the company signed a convertible note for $203,500 at 12% per annum due on November 3, 2017 with Power Up Lending Group. Interest rate increases to 22% for any balance due after November 3, 2017. This note is convertible at any time during the period beginning on the date which is one hundred eighty days following the date of this note and ending on Maturity date. The "Conversion Price" is 61% multiplied by the Market Price (representing a discount rate of 39%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On February 3, 2017, the company signed a convertible note for $125,000 at 12% per annum due on November 3, 2017 with JSJ Investments. This note is convertible at any time during the period beginning on the date which is one hundred eighty days following the date of this note and ending on Maturity date. The "Conversion Price" will be the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of Conversion; or (ii) a 40% discount to the lowest trading price during the previous twenty (20) trading days before the date that this note was executed.

On February 20, 2017, Michelle Rico, President, & CEO of the Company converted 295,000,000 her common shares to 1,500,000 Series A preferred shares.

In July 2017, Power Up Lending Group filed a suit against the Company for failing to file Form 10-K for the period ending December 31, 2016. The plaintiff is demanding immediate payment of $305,250.00 together with interest and default interest, plus legal costs.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

KLJ & Associates, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the quarter ended December 31, 2016 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Michelle Rico	49	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2016 were filed.

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

Director Nominees

As of December 31, 2016 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2016.

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

___________

(1)	Michelle Rico is our President, CEO, CFO Secretary, Treasurer and a director.

Ms. Rico spends approximately 25% of her time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, we did not have any unexercised stock options held by any of our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of September 14, 2017, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 14, 2017, there were 49,139,998 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Michelle Rico (1) 9830 6th Street, Suite 103 Rancho Cucamonga, CA 91730	5,000,000	10.2%
	All Executive Officers and Directors as a Group	5,000,000	10.2%

___________

(1)	Michelle Rico is our President CEO, CFO Secretary, Treasurer and a Director.

(2)	Calculated based on issued and outstanding shares of 49,139,998 as September 14, 2017

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

Change of Control

As of December 31, 2016 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, KLJ & Associates, LLP for the audit of our annual financial statements for the years ended December 31, 2016 and previous auditors Anton and Chia, LLP for December 31, 2015 and any other fees billed for other services rendered during that period.

Description of Service	Year ended December 31, 2016 ($)	Year ended December 31, 2015 ($)
Audit fees	18,000	18,000
Audit-related fees	7,900	-
Tax fees	-	-
All other fees	-	-
Total	25,900	18,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2016

PART IV

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

PROTO SCRIP PHARMACEUTICAL CORP.

Date: September 20, 2017	By:	/s/ Michelle Rico
Michelle Rico
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michelle Rico	President, Chief Executive Officer, Secretary, Treasurer,	September 20, 2017
Michelle Rico	Chief Financial Officer and Director

