Form 10-K/A
period 2016-12-31
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2017-10-19
CIK 1521420

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

9830 6 th Street, Suite 103

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which the Registrant previously filed with the Commission on September 20, 2017 (the “Original Filing”). The Registrant is filing this Amendment as it has been notified from its registered public accounting firm (the “Audtior”) that the Auditor had provided the Registrant with consent to file prior to receiving final consent to file by the Auditor’s EQR Partner. The EQR Partner has now provided his consent.

In addition, bulletpoint 2 in Note 6 has been amended and changed as follows:

“Las Vegas, Nevada – Combined office and warehouse space of approximately 1,600 sq. ft. The lease term is from May 1, 2016 to April 30, 2019. The base rent per month is as follows: May 1, 2016 to April 30, 2017-$1,352 per month; May 1, 2017 to April 30, 2018 -$1,393 per month; May 1, 2018 to April 30, 2019 - $1,435 per month. Future minimum rental payments on this non-cancelable lease are approximately: 2017-$16,600; 2018 - $17,000; 2019-5,800.”

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

2

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
October 19, 2017

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of December 31, 2016 and 2015, there were no impairment losses recognized for long-lived assets.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures , requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments , defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity , and FASB ASC Topic 815, Derivatives and Hedging .

As of December 31, 2016 and 2015, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes . ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share . Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2016 and 2015; therefore, basic and diluted earnings (loss) per share are the same.

Related Party Transactions

Related party transactions are arms-length transactions and are reviewed and approved by the Company’s board of directors. For a detail of related party transactions, see Note 4.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes . The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13) . ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting . ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

.In August 2016, the FASB issued ASU 2016-15 , Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments . ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory , which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business . The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

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

•

Las Vegas, Nevada – Combined office and warehouse space of approximately 1,600 sq. ft. The lease term is from May 1, 2016 to April 30, 2019. The base rent per month is as follows: May 1, 2016 to April 30, 2017-$1,352 per month; May 1, 2017 to April 30, 2018 -$1,393 per month; May 1, 2018 to April 30, 2019 - $1,435 per month. Future minimum rental payments on this non-cancelable lease are approximately: 2017-$16,600; 2018 - $17,000; 2019-5,800.

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

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michelle Rico,	2015	0	0	0	0	0	0	0	0
President, CEO, CFO, Secretary, Treasurer and Director (1)	2016	0	0	0	0	0	0	0	0

Leonardo Correa Rodriguez,	2015	0	0	0	0	0	0	0	0
Former President, CEO, CFO, Secretary, Treasurer and Director (1)	2016	0	0	0	0	0	0	0	0

___________

(1)	Michelle Rico is our President, CEO, CFO Secretary, Treasurer and a director.

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

PROTO SCRIP PHARMACEUTICAL CORP.

Date: October 19, 2017	By:	/s/ Michelle Rico
Michelle Rico
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michelle Rico	President, Chief Executive Officer, Secretary, Treasurer,	October 19, 2017
Michelle Rico	Chief Financial Officer and Director

