Form 10-Q
period 2017-03-31
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2017-11-22
CIK 1521420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2017

Commission File Number 333-175146

PROTO SCRIPT PHARMACEUTICAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0363803
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

9830 6th Street, Suite 103

Rancho Cucamonga, CA 91730

 (Address of principal executive offices) (Zip Code)

(855) 476-7679

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of the registrant's only class of common stock issued and outstanding as of November 21, 2017 was 49,139,998 shares.

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$56,363	$3,507
Accounts receivable, net	104,796	140,000
Other current assets	35,011	1,139
Total current assets	196,170	144,646

Property and equipment, net	32,915	25,545
Intangible assets, net	-	-
TOTAL ASSETS	$229,085	$170,191

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$-	$51,290
Accounts payable	131,188	157,490
Accrued liabilities	22,671	-
Accrued compensation	160,500	75,000
Payroll liabilities	29,606	21,406
Other payables	127,286	167,411
Due to related party	17,330	17,330
Convertible notes, net of debt discount of $259,357	69,143	-
Derivative liability	496,965	-
Total current liabilities	1,054,689	489,927

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: authorized 100,000,000 shares, $0.001 par, 1,500,000 and 0 issued and outstanding	$1,500	-
Common stock: authorized 500,000,000 common shares, $0.001 par, 49,139,998 and 344,139,998 issued and outstanding	49,140	344,140
Additional paid-in capital	7,246,439	6,952,939
Accumulated deficit	(8,122,683)	(7,616,815)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(825,604)	(319,736)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$229,085	$170,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016

Sales, net	$138,281	$343,212

Cost of goods sold	30,940	28,721

Gross profit	107,341	314,491

Operating expenses
Selling, general and administrative	369,075	165,403
Total operating expenses	369,075	165,403

Operating income (loss)	(261,734)	149,088

Other income (expense)
Interest and financing costs	(411,593)	-
Change in fair value of derivative liability	167,459	-
Total other income (expense)	(244,134)	-

Net income (loss)	$(505,868)	$149,088

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares - basic and diluted	$150,751,109	$300,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PROTO SCRIPT PHARMACEUTICAL CORP.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(505,868)	$149,088
Adjustments to reconcile loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	2,006	1,169
Allowance for doubtful accounts	(6,549)	-
Amortization of debt discount	69,143	-
Change in fair value of derivative liability	(167,459)	-
Financing costs	335,924	-
Changes in operating assets and liabilities:
Accounts receivable	41,753	(110,596)
Other current assets	(33,872)	(510)
Accounts payable	(26,302)	(12,799)
Accrued compensation	85,500	-
Accrued liabilities	22,671	250
Payroll liabilities	8,200	1,479
Other payables	(40,125)	-
Net cash (used in) provided by operating activities	(214,978)	28,081

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,376)	-
Net cash used in investing activities	(9,376)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft	(51,290)	9,149
Distributions to stockholder	-	(34,544)
Proceeds from convertible notes	328,500	-
Advances from non-related party	-	10,000
Net cash provided by (used in) financing activities	277,210	(15,395)

Net decrease in cash	52,856	12,686
Cash at beginning of period	3,507	9,090
Cash at end of period	$56,363	$21,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of common stock to preferred stock	$295,000	$-
Debt discount for conversion feature of convertible note	$328,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. The results of the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 and 2016.

Stock Split

On October 13, 2016, the Company affected a 10 for 1 forward stock split. All share and per share information has been retroactively restated to reflect this forward stock split.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses of $505,868 and $7,182,722 for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively and at March 31, 2017 and December 31, 2016 had a stockholders’ deficit of $825,604 and $319,736, respectively. The Company’s ability to continue as a going concern for the next twelve (12) months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Concentration of Risk

The Company maintains various bank accounts at financial institutions located in California and Nevada. Accounts at each bank are temporarily insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2017 and December 31, 2016, the Company had no uninsured cash balances. The Company experienced no losses from such accounts and management believes it places its cash on deposit with financial institutions that are financially stable.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense (loss recovery) for the three months ended March 31, 2017 and 2016 was $(6,549) and $0, respectively.

Collectability

The Company is governed by Medicare standards and therefore agrees to accept the Medicare-approved amounts as the total payment for the service or item. The Company also agrees to bill Medicare and other suppliers directly on behalf of the patient.

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

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” The Company recognizes revenue when it provides the services, ships the products and bills its customers, insurance companies, and government agencies, and no other significant obligations of the Company exist and collectability is reasonably assured. The Company’s billings are subject to insurance company and government regulatory agency adjustments. The Company revises the amount of revenue recognized when the insurance company and government regulatory adjustments are known to the Company. No historical adjustments are used. The adjustments to the amounts the Company can bill are changed approximately every five years when the government asks companies to submit a new bid. There is approximately one year between the time the Company is notified of any price changes until the time the new amounts come into effect.

Inventory

The Company purchases inventory from third party vendors, which consists of wheelchairs and scooters. Inventory, when carried if at all, represents finished goods, which is stated at lower of cost or market. The Company periodically reviews the value of items held in inventory and provides for write-downs or write-offs based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company generally purchases product when it has a firm sale or service order. At March 31, 2017 and December 31, 2016, the Company had no inventory on hand.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As March 31, 2017 and December 31, 2016, there were no impairment losses recognized for long-lived assets.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

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

Property and equipment consists of:

	March 31,	December 31,
	2017	2016

Computers & Equipment	$2,300	$2,300
Furniture & Fixtures	18,686	13,810
Machinery & Equipment	8,930	4,430
Truck & Auto	18,282	18,282
Total	48,198	38,822
Less accumulated depreciation	(15,283)	(13,277)
Property and equipment, net	$32,915	$25,545

For the three months ended March 31, 2017 and 2015, the Company recognized $2,006 and $1,169 in depreciation expense, respectively.

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

During 2012, the Company purchased a competitor patient list for $230,000. The purchase price consisted of a cash payment of $35,000 and an installment purchase obligation of $195,000. At December 31, 2013, the installment purchase obligation was paid in full. The Company amortized the patient list over its estimated useful life of 36 months. The patient list was fully amortized as of December 31, 2016.

During 2014, the Company purchased a competitor customer list for $10,000. Purchase price consisted of a cash payment of $10,000. The Company amortizes the customer list over its estimated useful life of 12 months.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

Intangible assets consist of:

	March 31,	December 31,
	2017	2016

Patient list	$230,000	$230,000
Customer list	10,000	10,000
Total	240,000	240,000
Less accumulated amortization	(240,000)	(240,000)
Intangible assets, net	$-	$-

For the three months ended March 31, 2017 and 2016, the Company recognized $0 and $0 in amortization expense, respectively.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

As of December 31, 2016, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value; however at March 31, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31,
Description	March 31, 2017	2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$496,965	$-	$	$496,965

Total	$496,965	$-	$	$496,965

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

Prior to the transaction described in Note 1, PSPC was taxed as an S corporation for income tax purposes as provided for under §1362 of the Internal Revenue Code of 1986, as amended. Therefore, all income is required to be reported on the individual stockholder’s income tax returns. An S corporation is not a taxpaying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the financial statements prior to June 29, 2016.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The only dilutive instruments outstanding in 2017 are the common shares underlying the conversion of the convertible notes and preferred A shares. The conversion price is 39%-40 % of the share price at the time of conversion, therefore, numbers of common stock issued at conversion cannot be calculated at this time. There were no potentially dilutive securities outstanding during 2016. Due to the net loss incurred during all the periods presented, any dilutive security would be anti-dilutive; therefore, basic and diluted loss per share are the same. As of March 31, 2017 the Company had 33,858,586 common stock equivalents that were not included in the calculation of dilutive earnings per share as there effect is anti-dilutive.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

Recent Accounting Pronouncements

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

Note 3 – Other Payables

The Company received funds from two non-related parties, in order to fund working capital expenses. In addition, a non-related party also has paid of professional fees on behalf of the Company. The amounts are unsecured and carry no interest rate or repayment terms. At March 31, 2017 and December 31, 2016, the amount outstanding was $127,286 and $167,411, respectively.

Note 4 - Convertible Notes

Convertible notes at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
Convertible note payable to Power Up Lending Group, Ltd dated January 31, 2017, interest accrues at 12% per annum; due on November 3, 2017. The note is convertible into shares of the Company's common stock at 60% of the average of the 3 lowest trading prices 10 days prior to conversion.	$203,500	$-
Convertible note payable to JSJ Investments, Inc. dated February 3, 2017, interest accrues at 12% per annum; due on November 3, 2017. The note is convertible into shares of the Company's common stock at 60% of the lowest trading price 20 days prior to conversion.	125,000	-
Total convertible notes payable	328,500	-
Unamortized debt discount	(259,357)	-
Convertible notes payable	$69,143	$-

A roll-forward of the convertible note from December 31, 2016 to March 31, 2017 is below:

Convertible notes, December 31, 2016	$-
Issued for cash	328,500
Debt discount related to new convertible notes	(328,500)
Amortization of debt discounts	69,143
Convertible notes, March 31, 2017	$69,143

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

Note 5 - Derivative Liability

The convertible notes payable discussed in Note 4 has a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2017:

Stock price	$0.06
Risk free rate	1.03%
Volatility	333%
Conversion/ Exercise price	$0.033-0.034
Dividend rate	0%
Term (years)	0.59

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2017:

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability during the period	664,424
Change in derivative liability during the period	(167,459)
Derivative liability balance, March 31, 2017	$496,965

Note 6 – Related Party Transactions

Loan to stockholder

During the year ended December 31, 2016, the Company made distributions to stockholder of $59,593.

The loan to stockholder balance at March 31, 2017 and December 31, 2016 was $0 and $0, respectively.

At March 31, 2017 and December 31, 2016, $45,000 and $45,000, respectively, of the accrued compensation was due to the Company’s CEO and majority stockholder.

Due to related party

At March 31, 2017 and December 31, 2016, $17,330 is due to a former director of the Company. The amount is unsecured, non-interest bearing and due on demand.

Note 7 – Stockholders’ Equity and Preferred Shares

On October 13, 2016, the Company affected a 10 for 1 forward stock split. All share and per share information has been retroactively restated to reflect this forward stock split.

On September 15, 2016, the Board of Directors of the corporation authorized the designation of 10,000,000 shares of the corporation’s preferred stock as series A Preferred Stock. Series A Preferred shares have no dividend rights and can be converted at a ratio of 1:20. The holders of shares of Series A Preferred Stock can vote on an as converted basis or twenty votes for each share of preferred owned. The preferred shares have liquidation preference over common shares, and have no redemption option.

On January 31, 2017, the company entered into a Share Exchange Agreement with its sole director, Michelle Rico to exchange 295,000,000 shares of common stock that she owns into 1,500,000 shares of Series A Preferred stock.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

Note 8 – Commitments and Contingencies

The Company leases its office/warehouse space from various third parties.

•	Rancho Cucamonga, California - $2,700/month. Combined office and warehouse space of approximately 4,000 sq. ft. The lease has expired and the Company continues to lease the office and warehouse space on a month-to-month basis.
•	Las Vegas, Nevada - Combined office and warehouse space of approximately 1,600 sq. ft. The lease term is from May 1, 2016 to April 30, 2019. The base rent per month is as follows: May 1, 2016 to April 30, 2017-$1,352 per month; May 1, 2017 to April 30, 2018 -$1,393 per month; May 1, 2018 to April 30, 2019 - $1,435 per month. Future minimum rental payments on this non-cancelable lease are approximately: 2017-$16,600; 2018 - $17,000; 2019-5,800.
•	Anaheim, California - $1,222/month. Combined office and warehouse space of approximately 950 sq. ft. The lease has expired and the Company continues to lease the office and warehouse space on a month-to-month basis.

For the three months ended March 31, 2017 and 2016, the Company recognized $23,245 and $23,239, respectively, in rental or lease expense included in selling, general and administrative expense.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisition of certain intangible assets. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. During the three months ended March 31, 2017 and 2016, the Company did not face any new claims or litigation.

In November 2016, the company was sued by Independent Medical for amount owing to them of ($26,013). They subsequently garnished the company’s bank account for the same amount. Lawsuit was dropped.

In July 2017, Power Up Lending Group filed a suit against the Company for failing to file Form 10-K for the period ending December 31, 2016. The plaintiff was demanding immediate payment of $305,250together with interest and default interest, plus legal costs. Since then the plaintiff has not moved the case forward. If the company files all delinquent reports with SEC, it is believed that this case will be dropped.

Note 9- Subsequent Events

There are no material subsequent events to be reported

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Overview

Our primary source of revenue comes from the repair and rental of power wheelchairs and scooters. We deal with federal, state and private insurance providers such as Medicare, Medi-Cal, Nevada Care and Blue Cross among several others. We have very limited dealings with non-insured cash patients. We have tangible assets comprised of company delivery vehicles, loaner wheelchairs, office equipment and furniture. Inventory is purchased on an as needed basis, typically when patients/customers are approved for coverage by their insurance provider. Intangible assets comprise of its current patient list and working relationships with the various insurance providers who refer their clients to us for their repair and rental needs.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Sales

For the three months ended March 31, 2017, our net sales were $138,281 a decrease of $204,931 compared to net sales of $343,212 for the same period in 2016. The decrease in sales is due to competitive bidding process introduced by Medicare in 2016. This reduced the prices that we were getting in the previous years significantly. Medicare also cut their rates. To compensate we have hired an additional sales representative to increase our sales but we do not expect sales to reach previous levels for foreseeable future.

Cost of goods sold and gross profit

For the three months ended March 31, 2017, our cost of goods sold were $30,940 an increase of $2,219 compared to $28,721for the same period in 2016. The increase is due to the expected change in reimbursement rates.

For the three months ended March 31, 2017, our gross profit was $107,341 a decrease of $207,150 compared to $314,491 for the same period in 2016. The decrease is due to a decrease in sales as described above.

Operating expenses

For the three months ended March 31, 2017, our operating expenses were $369,075 an increase of $203,672 compared to $165,403 for the same period in 2016. The increase is due to increased compensation costs and professional fees.

Other expense

For the three months ended March 31, 2017, other expense was $244,134 compared to $0 for the same period in 2016. The increase in other expense is due to the financing cost of $335,924 and amortization of the debt discount, both associated with the issuance of convertible notes, offset, in part, by a change in derivative liability of $167,459 associated with the conversion feature embedded in the convertible notes.

Net income (loss)

We generated a net loss of $505,868 for the three months ended March 31, 2017, compared to net income of $149,088 for the same period in 2016. This change in a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2017, we had $56,363 in cash.

At March 31, 2017, we had current assets of $196,170 and current liabilities of $1,054,689 resulting in a working capital deficit of $858,519. At December 31, 2016, we had current assets of $144,646 and current liabilities of $489,927 resulting in a working capital deficit of $345,281. The change in working capital is principally a result of the convertible notes and the derivative liability associated with the embedded conversion feature in the convertible notes.

Net cash used in operating activities was $214,978 during the three months ended March 31, 2017, compared to net cash provided by operating activities of $28,081 during the three months ended March 31, 2016. The decrease is principally due to the increased net loss and changes in operating assets and liabilities.

Cash flows used in investing activities were $9,376 during the three months ended March 31, 2017 compared to $0 during the three months ended March 31, 2016. The increase in cash used in investing activities is due to the purchases of property and equipment.

Cash flows provided by financing activities were $277,210 during the three months ended March 31, 2017 compared to cash used in financing activities of $15,395 during the three months ended March 31, 2016. The increase in cash from financing activities is due to the issuance of convertible notes.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Critical Accounting Estimates

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense (loss recovery) for the three months ended March 31, 2017 and 2016 was $6,549 and $0, respectively.

Collectability

The Company is governed by Medicare standards and therefore agrees to accept the Medicare-approved amounts as the total payment for the service or item. The Company also agrees to bill Medicare and other suppliers directly on behalf of the patient.

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

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” The Company recognizes revenue when it provides the services, ships the products and bills its customers, insurance companies, and government agencies, and no other significant obligations of the Company exist and collectability is reasonably assured. The Company’s billings are subject to insurance company and government regulatory agency adjustments. The Company revises the amount of revenue recognized when the insurance company and government regulatory adjustments are known to the Company. The adjustments to the amounts the Company can bill are changed approximately every five years when the government asks companies to submit a new bid. There is approximately one year between the time the Company is notified of any price changes until the time the new amounts come into effect.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As March 31, 2017 and December 31, 2016, there were no impairment losses recognized for long-lived assets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of March 31, 2017, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2016, the company was sued by Independent Medical for amount owing to them of ($26,013.01). They subsequently garnished the company’s bank account for the same amount. Lawsuit was dropped.

In July 2017, Power Up Lending Group filed a suit against the Company for failing to file Form 10-K for the period ending December 31, 2016. The plaintiff was demanding immediate payment of $305,250.00 together with interest and default interest, plus legal costs. Since then the plaintiff has not moved the case forward. If the company files all delinquent reports with SEC, it is believed that this case will be dropped.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2017.

PROTO SCRIPT PHARMACEUTICAL CORP.

By:	/s/ Michelle Rico
Michelle Rico Principal Executive Officer

By:	/s/ Michelle Rico
Michelle Rico Principal Financial Officer and Principal Accounting Officer

