Form 10-Q
period 2017-09-30
PROTO SCRIPT PHARMACEUTICAL CORP
filed 2018-03-08
CIK 1521420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of March 5, 2018 was 49,139,998 shares.

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets
Cash	$-	$3,507
Accounts receivable, net	166,438	140,000
Other current assets	20,308	1,139
Total current assets	186,746	144,646

Property and equipment, net	40,329	25,545
Other Long Term Assets	7,482	-
TOTAL ASSETS	$234,557	$170,191

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$84,882	$51,290
Accounts payable	155,783	157,490
Accrued liabilities	91,955	-
Accrued compensation	282,000	75,000
Payroll liabilities	40,689	21,406
Other payables	168,825	167,411
Due to related party	17,330	17,330
Convertible notes, net of debt discount of $40,637	287,863	-
Derivative liability	547,054	-
Total current liabilities	1,676,381	489,927

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: authorized 100,000,000 shares, $0.001 par, 1,500,000 and 0 issued and outstanding	1,500	-
Common stock: authorized 500,000,000 common shares, $0.001 par, 49,139,998 and 344,139,998 issued and outstanding	49,140	344,140
Additional paid-in capital	7,246,439	6,952,939
Accumulated deficit	(8,738,902)	(7,616,815)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,441,823)	(319,736)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$234,557	$170,191

The accompanying notes are an intergral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales, net	$251,974	$213,826	$504,628	$688,611

Cost of goods sold	38,198	39,396	153,437	124,758

Gross profit	213,776	174,430	351,191	563,853

Operating expenses
Selling, general and administrative	299,231	174,281	942,573	482,366
Total operating expenses	299,231	174,281	942,573	482,366

Operating loss	(85,455)	149	(591,382)	81,487

Other income (expense)
Interest and financing costs	(117,503)	-	(648,075)	-
Change in fair value of derivative liability	(80,695)	-	117,369	-
Total other income (expense)	(198,198)	-	(530,707)	-

Net income (loss)	$(283,653)	$149	$(1,122,088)	$81,487

Earnings (loss) per share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares - basic and diluted	$49,139,998	$330,480,000	$81,557,580	$310,345,401

The accompanying notes are an intergral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,122,088)	$81,487
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	6,837	3,576
Allowance for doubtful accounts	8,522	-
Amortization of debt discount	287,863	-
Change in fair value of derivative liability	(117,370)	-
Financing costs	335,924	-
Changes in operating assets and liabilities:
Accounts receivable	(34,960)	(73,273)
Other current assets	(26,651)	(782)
Accounts payable	(1,707)	(16,228)
Accrued compensation	207,000	-
Accrued liabilities	91,955	-
Payroll liabilities	19,283	8,444
Other payables	1,414	-
Net cash provided by (used in) operating activities	(343,978)	3,224

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,621)	(3,000)
Net cash used in investing activities	(21,621)	(3,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft	33,592	46,075
Distributions to stockholder	-	(59,593)
Proceeds from convertible notes	328,500	-
Advances from non-related party	-	10,000
Net cash provided by (used in) financing activities	362,092	(3,518)

Net decrease in cash	(3,507)	(3,294)
Cash at beginning of period	3,507	9,090
Cash at end of period	$-	$5,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of common stock to preferred stock	295,000
Debt discount for conversion feature of convertible note	$328,500	$-

The accompanying notes are an intergral part of these unaudited condensed consolidated financial statements.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Proto Script Pharmaceutical Corp. (formerly Yanex Group, Inc.) (the “Company” or “Proto Script”) was incorporated under the laws of the State of Nevada on November 18, 2010. On October 13, 2016, the Company changed its name from Yanex Group, Inc. to Proto Script Pharmaceutical Corp.

Proto-Script Pharmaceuticals, Corp. (“PSPC”) was incorporated under the laws of the state of California on September 27, 2001 and currently operates as PSP Homecare (dba). PSPC has contracts with Medicare, Medi-Cal, IEHP and various other state and governmental insurance providers. These contracts provide PSPC the right to sell and repair durable medical equipment (“DME”). PSP bills the insurance providers for payment. PSPC’s primary business is to repair power wheelchairs and scooters which are classified as DME products and reimbursable by healthcare insurance providers.

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. The results of the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 and 2016.

Stock Split

On October 13, 2016, the Company affected a 10 for 1 forward stock split. All share and per share information has been retroactively restated to reflect this forward stock split.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss of $1,122,088 and $7,182,722 for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively and at September 30, 2017 and December 31, 2016 had a stockholders’ deficit of $1,441,823 and $319,736, respectively. The Company’s ability to continue as a going concern for the next twelve (12) months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Concentration of Risk

The Company maintains various bank accounts at financial institutions located in California and Nevada. Accounts at each bank are temporarily insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2017 and December 31, 2016, the Company had no uninsured cash balances. The Company experienced no losses from such accounts and management believes it places its cash on deposit with financial institutions that are financially stable.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense for the nine months ended September 30, 2017 and 2016 was $8,522 and $0, respectively.

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

Inventory

The Company purchases inventory from third party vendors, which consists of wheelchairs and scooters. Inventory, when carried if at all, represents finished goods, which is stated at lower of cost or market. The Company periodically reviews the value of items held in inventory and provides for write-downs or write-offs based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company generally purchases product when it has a firm sale or service order. At September 30, 2017 and December 31, 2016, the Company had no inventory on hand.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As September 30, 2017 and December 31, 2016, there were no impairment losses recognized for long-lived assets.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

Property and equipment consists of:

	September 30,	December 31,
	2017	2016

Computers & Equipment	$2,300	$2,300
Furniture & Fixtures	18,686	13,810
Machinery & Equipment	21,175	4,430
Truck & Auto	18,282	18,282
Total	60,443	38,822
Less accumulated depreciation	(20,114)	(13,277)
Property and equipment, net	$40,329	$25,545

For the nine months ended September 30, 2017 and 2016, the Company recognized $6,837 and $3,576 in depreciation expense, respectively.

Intangible assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involves significant judgment.

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

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

Intangible assets consist of:

	September 30,	December 31,
	2017	2016

Patient list	$230,000	$230,000
Customer list	10,000	10,000
Total	240,000	240,000
Less accumulated amortization	(240,000)	(240,000)
Intangible assets, net	$ -	$ -

For the nine months ended September 30, 2017 and 2016, the Company recognized $0 and $0 in amortization expense, respectively.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

For the Nine Months Ended September 30, 2017 and 2016

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

As of December 31, 2016, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value; however at September 30, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30,
Description	September 30, 2017	2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$547,054	$ -	$	$547,054

Total	$547,054	$ -	$	$547,054

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

Prior to the transaction described in Note 1, PSPC was taxed as an S corporation for income tax purposes as provided for under §1362 of the Internal Revenue Code of 1986, as amended. Therefore, all income is required to be reported on the individual stockholder’s income tax returns. An S corporation is not a taxpaying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the financial statements prior to September 29, 2016.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The only dilutive instruments outstanding in 2017 are the common shares underlying the conversion of the convertible notes and preferred A shares. The conversion price is 39%-40 % of the share price at the time of conversion, therefore, numbers of common stock issued at conversion cannot be calculated at this time. There were no potentially dilutive securities outstanding during 2016. Due to the net loss incurred during all the periods presented, any dilutive security would be anti-dilutive; therefore, basic and diluted loss per share are the same. As of September 30, 2017 the Company had 37,284,722 common stock equivalents that were not included in the calculation of dilutive earnings per share as theireffect is anti-dilutive.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Other Payables

The Company received funds from two non-related parties, in order to fund working capital expenses. In addition, a non-related party also has paid of professional fees on behalf of the Company. The amounts are unsecured and carry no interest rate or repayment terms. At September 30, 2017 and December 31, 2016, the amount outstanding was $168,825 and $167,411, respectively.

PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

Note 4 - Convertible Notes

Convertible notes at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
Convertible note payable to Power Up Lending Group, Ltd dated January 31, 2017, interest accrues at 12% per annum; due on November 3, 2017. The note is convertible into shares of the Company’s common stock at 60% of the average of the 3 lowest trading prices 10 days prior to conversion.	$203,500	$-
Convertible note payable to JSJ Investments, Inc. dated February 3, 2017, interest accrues at 12% per annum; due on November 3, 2017. The note is convertible into shares of the Company’s common stock at 60% of the lowest trading price 20 days prior to conversion.	125,000	-
Total convertible notes payable	328,500	-
Unamortized debt discount	(40,636)	-
Convertible notes payable	$287,863	$-

A roll-forward of the convertible note from December 31, 2016 to September 30, 2017 is below:

Convertible notes, December 31, 2016	$-
Issued for cash	328,500
Debt discount related to new convertible notes	(328,500)
Amortization of debt discounts	287,863
Convertible notes, September 30, 2017	$287,863

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2017:

Stock price	$0.038
Risk free rate	1.03%
Volatility	500.52%
Conversion/ Exercise price	$0.015-0.0176
Dividend rate	0%
Term (years)	0.09

 PROTO SCRIPT PHARMACEUTICAL CORP.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

The following table represents the Company’s derivative liability activity for the three months ended September 30, 2017:

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability during the period	664,423
Change in derivative liability during the period	117,369
Derivative liability balance, September 30, 2017	$547,054

Note 6 – Related Party Transactions

Loan to stockholder

During the year ended December 31, 2016, the Company made distributions to stockholder of $59,593.

The loan to stockholder balance at September 30, 2017 and December 31, 2016 was $0 and $0, respectively.

At September 30, 2017 and December 31, 2016, $318,000 and $45,000, respectively, of the accrued compensation was due to the Company’s CEO and majority stockholder.

Due to related party

At September 30, 2017 and December 31, 2016, $17,330 is due to a former director of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

For the Nine Months Ended September 30, 2017 and 2016

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

For the nine months ended September 30, 2017 and 2016, the Company recognized $54,059 and $68,791, respectively, in rental or lease expense included in selling, general and administrative expense.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisition of certain intangible assets. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. During the Nine months ended September 30, 2017 and 2016, the Company did not face any new claims or litigation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “could” “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Results of Operations

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Sales

For the nine months ended September 30, 2017, our net sales were $504,628 a decrease of $183,983 compared to net sales of $688,611 for the same period in 2016. The decrease in sales is due to competitive bidding process introduced by Medicare in 2016. This reduced the prices that we were getting in the previous years significantly. Medicare also cut their rates. To compensate we have hired an additional sales representative to increase our sales but we do not expect sales to reach previous levels for foreseeable future.

Cost of goods sold and gross profit

For the nine months ended September 30, 2017, our cost of goods sold were $153,437 an increase of $28,679 compared to $124,758 for the same period in 2016. To service equipment in circulation, the Company purchases used equipment to be used as repair parts. In 2017, the Company has seen an increase in the market value of the used equipment thereby increasing costs.

For the nine months ended September 30, 2017, our gross profit was $351,191 a decrease of $212,662 compared to $563,853 for the same period in 2016. The decrease is due to a decrease in sales as described above. As well as an increase in cost of equipment.

Operating expenses

For the nine months ended September 30, 2017, our operating expenses were $942,573 an increase of $460,207 compared to $482,366 for the same period in 2016. The increase is due to increased compensation costs and professional fees.

Other expense

For the nine months ended September 30, 2017, other expense was $532,791 compared to $0 for the same period in 2016. The increase in other expense is due to the financing cost of $650,160 and amortization of the debt discount, both associated with the issuance of convertible notes, offset, in part, by a change in derivative liability of $117,369 associated with the conversion feature embedded in the convertible notes.

Net income (loss)

We generated a net loss of $1,124,173 for the nine months ended September 30, 2017, compared to net income of $81,487 for the same period in 2016. This change in a result of the factors described above.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

Sales

For the three months ended September 30, 2017, our net sales were $251,974 an increase of $38,148 compared to net sales of $213,826 for the same period in 2016. The increase in sales is due to the competitive bidding process introduced by Medicare in 2016, which is high volume, but low reimbursement rates. The company shifted focus to the Power Mobility Repairs, which yields higher reimbursement rates. Also, additional sales representative were hired to increase our sales but we do not expect sales to reach previous levels for foreseeable future.

Cost of goods sold and gross profit

For the three months ended September 30, 2017, our cost of goods sold were $38,198 a decrease of $1,198 compared to $39,396 for the same period in 2016.

For the three months ended September 30, 2017, our gross profit was $213,776 an increase of $39,346 compared to $174,430 for the same period in 2016. The increase is due to a decrease in sales as described above.

Operating expenses

For the three months ended September 30, 2017, our operating expenses were $299,230 an increase of $124,949 compared to $174,281 for the same period in 2016. The increase is due to increased compensation costs and professional fees related to marketing and compliance.

Other expense

For the three months ended September 30, 2017, other expense was 200,283 compared to $0 for the same period in 2016. The increase in other expense is due to the financing cost of $119,588 and amortization of the debt discount, both associated with the issuance of convertible notes, offset, in part, by a change in derivative liability of $80,695 associated with the conversion feature embedded in the convertible notes.

Net income (loss)

We generated a net loss of $285,738 for the three months ended September 30, 2017, compared to net income of $149 for the same period in 2016. This change in a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2017, we had $0 cash.

At September 30, 2017, we had current assets of $186,746 and current liabilities of $1,678,381 resulting in a working capital deficit of $1,491,635. At December 31, 2016, we had current assets of $144,646 and current liabilities of $489,927 resulting in a working capital deficit of $345,281. The change in working capital is principally a result of the convertible notes and the derivative liability associated with the embedded conversion feature in the convertible notes.

Net cash used in operating activities was $343,978 during the nine months ended September 30, 2017, compared to net cash provided by operating activities of $3,224 during the nine months ended September 30, 2016. The decrease is principally due to the increased net loss and changes in operating assets and liabilities.

Cash flows used in investing activities were $21,621 during the nine months ended September 30, 2017 compared to $3,000 during the nine months ended September 30, 2016. The increase in cash used in investing activities is due to the purchases of property and equipment.

Cash flows provided by financing activities were $362,092 during the nine months ended September 30, 2017 compared to cash used in financing activities of $3,518 during the nine months ended September 30, 2016. The increase in cash from financing activities is due to proceeds from the issuance of convertible notes.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Bad debt expense for the nine months ended September 30, 2017 and 2016 was $8,522 and $0, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As September 30, 2017 and December 31, 2016, there were no impairment losses recognized for long-lived assets.

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

Prior to the transaction described in Note 1, PSPC was taxed as an S corporation for income tax purposes as provided for under §1362 of the Internal Revenue Code of 1986, as amended. Therefore, all income is required to be reported on the individual stockholder’s income tax returns. An S corporation is not a taxpaying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the financial statements prior to the September 29, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of September 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2018.

PROTO SCRIPT PHARMACEUTICAL CORP.

By:	/s/ Michelle Rico
Michelle Rico , Principal Executive Officer

By:	/s/ Michelle Rico
Michelle Rico , Principal Financial Officer and Principal Accounting Officer

